Form 10-Q
period 2007-06-30
LaPorte Bancorp, Inc.
filed 2007-09-14
CIK 1400848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

                  For the quarterly period ended June 30, 2007

                                       OR

 __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ___________ to ____________


                              LAPORTE BANCORP, INC.
             (Exact name of Registrant as Specified in Its Charter)

          Federal                      333-143526             To be applied for
(State or Other Jurisdiction     (Commission File Number)        (I.R.S.
of Incorporation or Organization)                               Employer
                                                         Identification Number)

                               710 Indiana Avenue
                               La Porte, IN 46350
                                 (219) 362-7511
   (Address, Including Zip Code, and Telephone Number, Including Area Code, of
                   Registrant's Principal Executive Officers)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES { } NO {X}

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer { }   Accelerated filer { }   Non-accelerated filer {X}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES { } NO {X}

Number of shares of common stock outstanding at June 30, 2007: 0

                                TABLE OF CONTENTS


                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements - The LaPorte Savings Bank

                  Consolidated Balance Sheets,
                           June 30, 2007 (Unaudited) and December 31, 2006                               3

                  Consolidated Statements of Income,
                           Three Months Ended June 30, 2007 and 2006 (Unaudited)
                          Six Months Ended June 30, 2007 and 2006 (Unaudited)                            4

                  Consolidated Statement of Changes in Equity
                           Six Months Ended June 30, 2007 and 2006 (Unaudited)                           5

                  Consolidated Statements of Cash Flows,
                           Six Months Ended June 30, 2007 and 2006 (Unaudited)                           6

                  Notes to Consolidated Financial Statements (Unaudited)                                 7


Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                              10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                      19

Item 4.  Controls and Procedures                                                                         19

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                               20

Item 1A.  Risk Factors                                                                                   20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                     20

Item 3.  Defaults Upon Senior Securities                                                                 20

Item 4.  Submission of Matters to a Vote of Security Holders                                             20

Item 5.  Other Information                                                                               20

Item 6.  Exhibits                                                                                        20

Signatures                                                                                               21

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                            THE LAPORTE SAVINGS BANK
                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,                        December 31,
                                                                         2007                              2006
                                                                         ----                              ----
                                                                      (Unaudited)
ASSETS
Cash and due from financial institutions                        $          6,988,307                $       7,864,029
Federal funds sold                                                         3,400,000                       13,183,000
                                                                --------------------                -----------------
     Cash and cash equivalents                                            10,388,307                       21,047,029
Securities available for sale                                             87,975,067                       88,537,866
Federal Home Loan Bank (FHLB) stock, at cost
     (restricted)                                                          2,660,700                        2,660,700
Loans held for sale                                                          238,525                                -
Loans, net of allowance for loan losses of
     $1,012,950 at June 30, 2007 (unaudited),
     $1,040,805 at December 31, 2006                                     136,913,752                      136,076,604
Mortgage servicing rights                                                    410,367                          418,314
Other real estate owned                                                      452,622                          452,622
Premises and equipment, net                                                8,010,994                        8,200,366
Cash surrender value of life insurance                                     6,168,628                        6,048,319
Accrued interest receivable and other assets                               4,303,947                        3,030,489
                                                                --------------------                -----------------

         Total assets                                           $        257,522,909                $     266,472,309
                                                                ====================                =================

LIABILITIES AND EQUITY
Deposits
     Non-interest bearing                                       $         26,393,877                $      47,809,055
     Interest bearing                                                    162,074,546                      154,049,522
                                                                --------------------                -----------------
         Total deposits                                                  188,468,423                      201,858,577
Federal Home Loan Bank advances                                           40,500,000                       36,500,000
Accrued interest payable and other liabilities                             2,359,859                        1,727,175
                                                                --------------------                -----------------
     Total liabilities                                                   231,328,282                      240,085,752

Equity
     Surplus                                                                 770,000                          770,000
     Retained earnings                                                    26,759,231                       25,846,171
     Accumulated other comprehensive loss
       net of tax of $(687,523) at June 30,
         2007 (unaudited), $(118,286) at
      December 31, 2006                                                   (1,334,604)                        (229,614)
                                                                --------------------                -----------------
         Total equity                                                     26,194,627                       26,386,557
                                                                --------------------                -----------------

         Total liabilities and equity                           $        257,522,909                $     266,472,309
                                                                ====================                =================

     See accompanying notes to consolidated financial statements (unaudited)

                            THE LAPORTE SAVINGS BANK
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                       Three Months Ended                        Six Months Ended
                                                              June 30,                               June 30,
                                                        2007            2006                   2007            2006
                                                        ----            ----                   ----            ----
     Interest and dividend income
     Loans, including fees                       $   2,388,838    $    2,329,861        $   4,744,855     $   4,588,362
     Taxable securities                                916,430           822,510            1,804,350         1,624,749
     Tax exempt securities                             104,875           118,379              209,362           241,322
     FHLB stock                                         29,523            34,191               63,310            67,395
     Other interest income                              55,148            32,759               84,513            63,641
                                                 -------------    --------------        -------------     -------------
         Total interest and dividend income          3,494,814         3,337,700            6,906,390         6,585,469

   Interest expense
     Deposits                                        1,323,943         1,058,164            2,622,549         2,036,921
     Federal Home Loan Bank advances                   558,753           577,504            1,071,534         1,145,029
     Federal funds purchased                             1,487             3,522               10,768             6,000
                                                 -------------    --------------        -------------     -------------
         Total interest expense                      1,884,183         1,639,190            3,704,851         3,187,950
                                                 -------------    --------------        -------------     -------------

   Net interest income                               1,610,631         1,698,510            3,201,539         3,397,519

   Provision for loan losses                             3,000             6,000                6,000            62,000
                                                 -------------    --------------        -------------     -------------

   Net interest income after
              provision for loan losses              1,607,631         1,692,510            3,195,539         3,335,519

   Noninterest income
     Service charges on deposits                       186,551           187,946              354,635           348,124
     ATM and debit card fees                            52,822            46,884               99,345            89,935
     Brokerage fees                                     56,682            48,724              107,018            75,537
     Trust fees                                         38,304            31,443               87,597            58,302
     Earnings on life insurance, net                    61,398            54,000              120,309           109,305
     Net gains on sales of loans                        42,080            70,759               95,334           112,948
     Loan servicing fees, net                           20,550            25,981               51,119            51,685
     Net gains (losses) on securities                   (1,205)          (22,548)             891,534           (22,548)
     Other income                                       49,320            45,033               95,123            88,865
                                                 -------------        ----------        -------------       -----------
         Total noninterest income                      506,502           488,222            1,902,014           912,153

   Noninterest expense
     Salaries and employee benefits                  1,112,507         1,067,540            2,271,506         2,145,150
     Occupancy and equipment                           342,731           339,559              668,471           710,219
     Data processing                                   126,174            65,710              218,417           132,055
     Advertising                                        28,321            25,338               48,875            44,318
     Bank examination fees                             103,541            56,540              163,128           104,279
     Other expenses                                    227,758           223,268              474,442           432,257
                                                 -------------    --------------        -------------     -------------
         Total noninterest expense                   1,941,032         1,777,955            3,844,839         3,568,278
                                                 -------------    --------------        -------------     -------------

   Income before income taxes                          173,101           402,777            1,252,714           679,394

   Income tax expense (benefit)                         (6,937)           77,947              339,654           113,540
                                                 -------------    --------------        -------------     -------------

   Net income                                    $     180,038    $      324,830        $     913,060     $     565,854
                                                 =============    ==============        =============     =============

   Earnings per share                                      N/A               N/A                  N/A              N/A

     See accompanying notes to consolidated financial statements (unaudited)

                            THE LAPORTE SAVINGS BANK
            CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)


                                                                                                       Accumulated Other
                                                                                                        Comprehensive
                                                                                        Retained        Income (Loss),
                                                                        Surplus         Earnings          Net of Tax       Total
                                                                        -------         --------          ----------       -----
Balances - January 1, 2006                                           $   770,000     $  24,729,125     $   (956,806)   $  4,542,319

Comprehensive income (loss):
  Net income                                                                   -           565,854                -         565,854
  Other comprehensive income (loss):
     Net change in unrealized gain (loss) on securities
     available for sale, net of reclassification adjustments
     and tax effects                                                           -                 -         (552,891)       (552,891)
                                                                   -------------     -------------     ------------   -------------
         Total comprehensive income                                                                                          12,963
                                                                                                                      -------------

Balances - June 30, 2006                                           $     770,000     $  25,294,979     $  (1,509,697)  $ 24,555,282
                                                                   =============     =============     =============   ============


Balances - January 1, 2007                                         $     770,000     $  25,846,171     $    (229,614)  $ 26,386,557

Comprehensive income (loss):
  Net income                                                                   -           913,060                          913,060
  Other comprehensive income (loss):
     Net change in unrealized gain (loss) on securities available
     or sale, net of reclassification adjustments and tax effects              -                 -        (1,104,990)    (1,104,990)
                                                                   -------------     -------------     -------------   ------------
         Total comprehensive income (loss)                                                                                 (191,930)
                                                                                                                       ------------

Balances - June 30, 2007                                           $     770,000     $  26,759,231     $  (1,334,604)  $ 26,194,627
                                                                   =============     =============     =============   ============
     See accompanying notes to consolidated financial statements (unaudited)

                            THE LAPORTE SAVINGS BANK
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                       Six Months Ended June 30,
                                                                                  2007                           2006
                                                                                  ----                           ----
Cash flows from operating activities
     Net income                                                            $     913,060                  $     565,854
     Adjustments to reconcile net income to
       net cash from operating activities:
         Depreciation                                                            347,489                        356,127
         Provision for loan losses                                                 6,000                         62,000
         Net (gains) losses on securities                                       (891,534)                        22,548
         Net gains on sales of loans                                             (71,925)                       (75,470)
         Originations of loans held for sale                                  (5,452,961)                    (4,749,148)
         Proceeds from sales of loans held for sale                            5,286,361                      5,221,171
         Recognition of mortgage servicing rights                                (23,409)                       (37,478)
         Amortization of mortgage servicing rights                                31,356                         28,123
         Loss on sales of other real estate owned                                      -                         10,527
         Earnings on life insurance, net                                        (120,309)                      (109,305)
     Change in assets and liabilities:
         Accrued interest receivable and other assets                           (704,221)                       (43,431)
         Accrued interest payable and other liabilities                          632,684                        166,692
                                                                           -------------                  -------------
                  Net cash from operating activities                             (47,409)                     1,418,210

Cash flows from investing activities
     Net change in loans                                                        (843,148)                    (1,577,097)
     Proceeds from maturities, calls and principal
       repayments of securities available for sale                             9,590,023                      5,293,962
     Proceeds from sales of securities available for sale                      3,226,000                      1,655,467
     Purchases of securities available for sale                              (13,035,917)                    (4,765,613)
     Premises and equipment expenditures, net                                   (158,117)                      (478,142)
                                                                           --------------                 --------------
         Net cash from investing activities                                   (1,221,159)                       128,577

Cash flows from financing activities
     Net change in deposits                                                  (13,390,154)                     7,594,860
     Proceeds from FHLB advances                                               5,000,000                      4,830,000
     Repayment of FHLB advances                                               (1,000,000)                    (5,930,000)
                                                                           --------------                 --------------
              Net cash from financing activities                              (9,390,154)                     6,494,860
                                                                           --------------                 -------------

Net change in cash and cash equivalents                                      (10,658,722)                     8,041,647

Cash and cash equivalents at beginning of period                              21,047,029                      8,663,801
                                                                           -------------                  -------------

Cash and cash equivalents at end of period                                 $  10,388,307                  $  16,705,448
                                                                           =============                  =============

Supplemental disclosures and cash flow information: Cash paid during the period for:
         Interest paid                                                     $   3,658,848                  $   3,198,650
         Income taxes paid                                                       610,000                        180,000

     See accompanying notes to consolidated financial statements (unaudited)

                            THE LAPORTE SAVINGS BANK
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION

The unaudited consolidated financial statements included herein include the accounts of The La Porte Savings Bank ("the Bank") and its wholly owned subsidiary, LPSB Investments LTD., Cayman ("LPSB Ltd."). LPSB Ltd. began operations in 2002 when the Bank received approval from the Federal Deposit Insurance Corporation to form the subsidiary in the Cayman Islands. LPSB Ltd. manages a portion of the Bank's investment portfolio. Intercompany transactions and balances are eliminated in consolidation. The unaudited consolidated financial statements included herein have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial statements and Article 10 of Regulation S-X of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements contain all material adjustments (consisting of normal recurring accruals) and disclosures which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented herein.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 included in the Form S-1 Registration Statement of LaPorte Bancorp, Inc.

With operating results being so closely related to and responsive to changes in economic conditions, the results for the six-month period ending June 30, 2007 may not necessarily indicate the results to be expected for the full year ending December 31, 2007.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per common share will be determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period (-0- shares for the three and six months ended June 30, 2007 and 2006). Diluted earnings per common share will be determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period, adjusted for the dilutive effect of Common Stock equivalents (-0- shares for the three and six months ended June 30, 2007 and 2006).

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards:
------------------------------------

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity's first fiscal year that begins after September 15, 2006. FASB Statement No. 155 was adopted January 1, 2007 and did not have a material effect on the Bank's consolidated financial statements.

                            THE LAPORTE SAVINGS BANK
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS - continued

Effective January 1, 2007, the Bank adopted FASB Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. SFAS No. 156 requires separately recognized servicing assets and servicing liabilities to be initially measured at fair value and permits the Bank to elect to measure servicing assets and servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur, or to continue to amortize the servicing assets over the loan service period with periodic impairment assessment. The Bank has elected to continue to amortize its servicing assets. As a result, there was no cumulative effect adjustment upon the adoption of SFAS No. 156. The effect on net income for the three and six months ended June 30, 2007 of adopting the new accounting method was not significant and the Bank's servicing assets at June 30, 2007 and December 31, 2006 were not considered significant.

As of January 1, 2007, the Bank adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). Under FIN 48 a tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax position not meeting the "more likely than not" test, no tax benefit is recorded. The adoption of FIN 48 had no affect on the Bank's consolidated financial statements.

The Bank is subject to U.S. federal income tax as well as income tax of the state of Indiana. The Bank's subsidiary does not file a U.S. federal income tax return; however, its income is taxed to the Bank on the Bank's federal income tax return. The Bank's subsidiary is not subject to state income tax and the income of the Bank's subsidiary is not taxed on the Bank's state income tax return. The Bank is no longer subject to examination by taxing authorities for years before 2003. The Bank did not have any unrecognized tax benefits at January 1, 2007 or at June 30, 2007 and does not expect there to be any significant unrecognized tax benefits during the next twelve months.

The Bank's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Bank did not have any amounts accrued for interest and/or penalties at January 1, 2007 or at June 30, 2007.

Effective January 1, 2007, the Bank adopted the FASB Emerging Issues Task Force Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. The adoption of EIFT Issue No. 06-5 did not have a material effect on the Bank's consolidated financial statements.

Effect of Newly Issued but Not Yet Effective Accounting Standards:
-----------------------------------------------------------------

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The Statement is effective for fiscal years beginning after November 15, 2007. Management has not completed an evaluation of the impact of the adoption of this Statement.

                            THE LAPORTE SAVINGS BANK
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS - continued

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost of the continuing life insurance or based on the future death depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. Management has determined that the adoption of EITF 06-04 will not have a material effect on the Bank's consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS No. 157. This Statement is effective for fiscal years beginning after November 15, 2007. Management has not completed an evaluation of the impact of the adoption of this Statement.

NOTE 4 - MERGER AGREEMENT AND PLANNED MUTUAL HOLDING COMPANY REORGANIZATION AND STOCK OFFERING

On March 8, 2007, The LaPorte Savings Bank entered into an agreement to acquire City Savings Financial Corporation, and its subsidiary City Savings Bank, for $34.00 per share with 50% to be paid in stock. City Savings Bank reported total assets of $136,335,000, total loans of $107,585,000 and total deposits of $89,987,000 as of December 31, 2006. To support this acquisition, The LaPorte Savings Bank will form a mutual holding company to be known as LaPorte Savings Bank, MHC which will own approximately 52-56% of a new subsidiary mid-tier stock holding company to be known as LaPorte Bancorp, Inc. Approximately 44-48% of the remaining LaPorte Bancorp, Inc. common stock will be issued to the Bank's members and to City Savings Financial Corporation's shareholders as part of the merger consideration, and to the public, if any remains.

All direct costs related to the stock conversion will be capitalized and deducted from the proceeds of the stock offering. The LaPorte Savings Bank will apply the purchase accounting method when determining capitalized and expensed costs related to the merger with City Savings Financial Corporation. All direct costs related to the acquisition will be capitalized and included as part of the acquisition cost at the date of merger. As of June 30, 2007, The LaPorte Savings Bank has incurred approximately $701,000 of direct costs related to the merger. All indirect costs related to the acquisition will be expensed as they are incurred. In the event the stock conversion and merger is not completed, The LaPorte Savings Bank will immediately expense all direct costs.

These transactions are subject to the approval of the Bank's regulators and the Bank's depositors, and the merger is also subject to the approval of City Savings Financial Corporation's shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

This document (including  information  incorporated by reference) contains,  and future  oral and  written  statements  of the  Company  and its  management  may contain, forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the "Risks Related to the Merger" and "Risks Related to this Offering" sections in LaPorte Bancorp, Inc.'s Form S-1
Registration Statement. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

     > the economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks;
     > changes in the interest rate environment that reduce interest margins or reduce the fair value of financial instruments;
     > changes in prevailing real estate values both nationally and within our current and future market area;
     >  increased competitive pressures among financial services companies;
     >  changes in consumer spending, borrowing and savings habits;
     >  legislative or regulatory changes that adversely affect business;
     > The LaPorte Savings Bank's ability to integrate successfully the operations of City Savings Bank following the merger;
     >  adverse changes in the securities market;
     >  the costs, effects and outcomes of existing or future litigation;
     > changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission, and the Public Company Accounting Oversight Board; and
     > the ability of the Company to manage the risks associated with the foregoing factors as well as anticipated risk factors.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

LaPorte Bancorp, Inc. will not be created until the completion of the reorganization described in Note 4 to the Consolidated Financial Statements included here within. Accordingly, the historical financial information discussed herein, except as specifically indicated, relates to The LaPorte Savings Bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

     Total Assets: Total assets at June 30, 2007 were $257.5 million compared to $266.5 million at December 31, 2006, a decrease of $8.9 million, or 3.4%. This decrease of $8.9 million is primarily the result of a $10.7 million decrease in cash and cash equivalents offset by an increase in loans, net of allowance for loan losses of $837,000. Cash and cash equivalents decreased $10.7 million, or 50.6%, to $10.4 million at June 30, 2007 compared to $21.0 million at December 31, 2006. This decrease was due to the maturity of a temporary large public fund noninterest bearing demand deposit of $21.0 million that was withdrawn in January 2007, offset by an increase in interest bearing deposits of $8.0 million from December 31, 2006 to June 30, 2007.

     Investment Securities: Securities available for sale decreased $563,000, or 0.6%, to $88.0 million at June 30, 2007 compared to $88.5 million at December 31, 2006, partially due to the sale of a portion of our Fannie Mae and Freddie Mac preferred stock investments. In March of 2007, management made the decision to sell $2.3 million of Fannie Mae and Freddie Mac preferred stock. All of the Fannie Mae and Freddie Mac stock issues were written down at the end of 2004 due to an other than temporary impairment classification. A $1.5 million security loss before taxes was realized in 2004 due to this other than temporary impairment. The market value on these securities has substantially recovered since that time and due to concern with the effect of sub-prime market issues on Fannie Mae and Freddie Mac, management made the decision to sell a majority of these securities in the first quarter of 2007 and realized a gain of $896,000. These were floating rate issues and the potential for decreasing interest rates and its effect on the market value of these securities also had an impact on the decision to sell. A majority of the proceeds from the sale of the Fannie Mae and Freddie Mac preferred stock were reinvested in mortgage backed securities. The sale may have a positive impact on the Bank's interest rate sensitivity position in a potential declining interest rate environment. However, the sale of these securities will have a negative impact on future net income due to foregoing the higher yield on these securities.

     Net Loans: Net loans increased $837,000, or 0.6%, to $136.9 million at June 30, 2007 compared to $136.1 million at December 31, 2006. This increase is due to an increase in commercial real estate loans of $4.0 million, or 11.2%, to $39.8 million at June 30, 2007 compared to $35.8 million at December 31, 2006. One-to-four family residential loans decreased $695,000, or 1.1%, to $63.4 million at June 30, 2007 compared to $64.0 million at December 31, 2006. Other consumer and home equity loans, including indirect automobile loans, decreased $2.3 million, or 9.2%, to $22.7 million at June 30, 2007 compared to $25.0 million at December 31, 2006 due to an increasingly competitive market place. Loans held for sale increased to $239,000 at June 30, 2007 from no loans held for sale at December 31, 2006. Nonperforming assets increased $635,000, or 49.2%, to $1.9 million at June 30, 2007 compared to $1.3 million at December 31, 2006. This increase was due to two commercial real estate relationships in La Porte, Indiana being moved to a non-accrual status during the period.

     Deposits: Total deposits decreased $13.4 million, or 6.6%, to $188.5million at June 30, 2007 from $201.9 million at December 31, 2006. This decrease reflects a temporary increase in noninterest bearing deposits at December 31, 2006 due to a $21.0 million public fund noninterest bearing deposit that was withdrawn in January 2007. Offsetting this decrease was an increase in time certificates of deposit and IRAs of $5.8 million, or 6.2%, to $100.1 million at June 30, 2007 compared to $94.3 million at December 31, 2006. The increase was primarily due to a promotional rate offered during 2007. We also had an increase in interest bearing demand and money market deposits of $3.3 million, or 16.2%, to $23.7 million at June 30, 2007 compared to $20.4 million at December 31, 2006. The majority of this latter increase was due to an increase in the balance of one commercial depositor, which is expected to be withdrawn within 30 days.

     Borrowed Funds: Federal Home Loan Bank of Indianapolis borrowings increased $4.0 million, or 11.0%, to $40.5 million at June 30, 2007 as compared to $36.5 million at December 31, 2006 to help replace the large public fund noninterest bearing deposit withdrawal discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

     Total Equity: Total equity decreased $192,000, or 0.7%, to $26.2 million at June 30, 2007 compared to $26.4 million at December 31, 2006. This decrease reflected net income of $913,000 offset by an increase in accumulated other comprehensive loss, net of tax, of $1.1 million, or 481.24%, to $(1.3) million at June 30, 2007 from $(230,000) at December 31, 2006. This increase is primarily due to the sale of Fannie Mae and Freddie Mac preferred stock during the first quarter of 2007, which had a large unrealized gain at December 31, 2006, which previously had the effect of offsetting the unrealized losses in the portfolio at that time. Also contributing to this increase is the increase in the net unrealized losses on securities available for sale from December 31, 2006 to June 30, 2007.

Comparison of Operating Results for Three Month Period Ended June 30, 2007 and June 30, 2006

     Net Income: Net income decreased $145,000, or 44.6%, to $180,000 for the three months ended June 30, 2007 compared to $325,000 for the three months ended June 30, 2006. This decrease reflects a decrease in net interest income of $88,000 in a flat yield environment, which resulted in a decline in our net interest margin to 2.79% for the three months ended June 30, 2007 from 2.94% for the three months ended June 30, 2006. The primary reasons for the decline were higher interest rates paid on certificates of deposit renewing since June 30, 2006, as well as the increase in the average balance of certificates of deposit for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Average loan balances decreased for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, which also had a negative impact on net interest margin and net income. Also contributing to the decrease in net income is an increase in total noninterest expense of $163,000, partially offset by an increase in noninterest income of $18,000 and a decrease in income tax expense of $85,000.

     Net Interest Income: Net interest income decreased $88,000, or 5.2%, to $1.6 million for the three months ended June 30, 2007 compared to $1.7 million for the three months ended June 30, 2006. The yield on interest earning assets increased 27 basis points offset by a 54 basis point increase in the cost of interest bearing liabilities for the three months ended June 30, 2007 compared to the same prior year period, resulting in the decline of net interest income. We may experience additional margin compression in the future if the current flat yield curve remains in place.

     Interest and Dividend Income: Interest and dividend income increased $157,000, or 4.70%, to $3.5 million for the three months ended June 30, 2007 compared to $3.3 million for the three months ended June 30, 2006. Interest income from loans increased $59,000, or 2.5%, to $2.4 million for the three months ended June 30, 2007 compared to $2.3 million for the three months ended June 30, 2006. Interest income on securities, dividend income on FHLB stock and other interest income together increased $98,000, or 9.7%, to $1.1 million for the three months ended June 30, 2007 compared to $1.0 million for the three months ended June 30, 2006.

The average yield on net loans for the three months ended June 30, 2007 increased 40 basis points to 6.97% for the three months ended June 30, 2007 compared to 6.57% for the three months ended June 30, 2006. This increase was due primarily to a 25 basis point increase in the prime lending rate used in pricing commercial loans, as well as an increase in the yield on the indirect automobile portfolio due to a change in pricing structure. The indirect automobile portfolio had a yield of 5.33% for the three months ended June 30, 2007 compared to 4.86% for the three months ended June 30, 2006. Offsetting the increase in the yield on the loan portfolio was a decrease in the average balance of net loans of $4.9 million, or 3.4%, to $137.0 million for the three months ended June 30, 2007 compared to $141.9 million for the three months ended June 30, 2006. This decrease was primarily due to a $4.6 million decrease in the average balance of the indirect automobile portfolio attributed to the pricing structure change mentioned above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest income from taxable securities increased $94,000, or 11.4%, to $916,000 for the three months ended June 30, 2007 from $823,000 for the three months ended June 30, 2006. The average yield on taxable securities increased to 4.75% for the three months ended June 30, 2007 compared to 4.56% for the three months ended June 30, 2006. The average balance of taxable investment securities increased $4.9 million, or 6.8%, to $77.1 million for the three months ended June 30, 2007 compared to $72.2 million for the three months ended June 30, 2006. The increase was funded through the sale of $1.7 million of municipal bonds during April 2006, in order to increase our taxable securities as the tax benefit of holding municipal securities was not being fully utilized. Also funding the increase in taxable securities was a decrease in the average balance of loans.

Interest income from federal funds sold and other interest-bearing deposits increased $22,000, or 68.3%, to $55,000 for the three months ended June 30, 2007 compared to $33,000 for the three months ended June 30, 2006. The average balance on federal funds sold and other interest-bearing deposits increased $1.6 million, or 57.8%, to $4.3 million for the three months ended June 30, 2007 compared to $2.7 million for the three months ended June 30, 2006. The average yield on federal funds sold and other interest-bearing deposits increased 27 basis points to 5.08% for the three months ended June 30, 2007 compared to 4.81% for the three months ended June 30, 2006.

     Interest Expense: Interest expense increased $245,000, or 14.9%, to $1.9 million for the three months ended June 30, 2007 compared to $1.6 million for the three months ended June 30, 2007. The increase was the result of a 54 basis point increase in the overall cost of interest-bearing liabilities to 3.76% for the three months ended June 30, 2007 compared to 3.22% for the three months ended June 30, 2006. This was due to the increase in market interest rates as a result of an increase in market interest rates as a result of an increase in general rates of interest and a highly competitive market for certificates of deposit in addition to an increase in the average balance of interest-bearing deposits

The average balance of total interest bearing deposits increased $2.7 million to $159.5 million for the three months ended June 30, 2007 compared to $156.7 million for the three months ended June 30, 2006. Certificates of deposit and IRA average balances increased $7.1 million, or 7.6%, to $100.3 million for the three months ended June 30, 2007 compared to $93.2 million for the three months ended June 30, 2006. The average cost of certificates of deposit and IRAs increased 64 basis points to 4.74% for the three months ended June 30, 2007 compared to 4.10% for the three months ended June 30, 2006.

We experienced a decrease in savings deposits average balances of $5.1 million, or 11.8%, to $38.5 million for the three months ended June 30, 2007 compared to $43.6 million for the three months ended June 30, 2006. A majority of the funds from the savings deposits moved into other interest bearing deposits including money market and certificates of deposit, resulting in a higher cost of funds.

In the second half of 2006, management elected to tier and increase the rates paid on NOW and money market accounts in order to compete with other banks in the marketplace. This resulted in an increase in the average cost of NOW and money market deposits of 71 basis points to 1.70% for the three months ended June 30, 2007 compared to 0.99% for the three months ended June 30, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

     Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $3,000 for the three month period ended June 30, 2007 compared to a $6,000 provision for the three months period ended June 30, 2006. Net charge-offs for the same periods were $14,000 for 2007 and 2006. We had previously reserved the majority of these charge-offs in the allowance for loan losses at the end of the prior year. The allowance for loan losses was $1.0 million, or 0.74%, of loans outstanding at June 30, 2007 compared to $1.0 million, or 0.70%, of loans outstanding at June 30, 2006. The allowance for loan losses to nonperforming loans decreased to 68.81% at June 30, 2007 compared to 106.15% at June 30, 2006. This decrease is the result of a commercial loan in La Porte, Indiana in the amount of $532,000 that was moved to non-accrual status in the second quarter of 2007 and is now included in nonperforming loans. This loan has been and continues to be reviewed under FAS 114 for impairment and it is management's opinion there is no expected loss at June 30, 2007. Management anticipates the loan to be fully paid off in the third quarter of 2007 due to the pending sale of the underlying real estate collateral.

     Noninterest Income: Noninterest income increased $18,000, or 3.7%, to $506,000 for the three months ended June 30, 2007 from $488,000 for the three months ended June 30, 2006. The increase was primarily due to an increase in brokerage and trust fees of $15,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This is a result of the continued focus on sales and marketing efforts in both the brokerage and trust areas. Earnings on life insurance increased $7,000 during the three months ended June 30, 2007 compared to the three months ended June 30, 2006, due to the increase in the yield on these policies. We also had a decrease in the net loss on security sales of $21,000 during the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This was due to a loss taken on the sale of $1.7 million of municipal securities in April 2006. These increases in noninterest income were partially offset by a decrease in net gains on sales of loans of $29,000 during the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This decrease was attributable to the continued slowdown in the real estate market and loan originations as well as management's decision to retain a portion of originated loans in the second quarter of 2007.

     Noninterest Expense: Noninterest expense increased $163,000, or 9.2%, to $1.9 million for the three months ended June 30, 2007 compared to $1.8 million for the three months ended June 30, 2006. Salaries and employee benefits increased $45,000, or 4.2%, to $1.1 million for the three months ended June 30, 2007 and 2006 due to increases in health insurance costs, normal salary increases, as well as increases in the Supplemental Employee Retirement Plan and Group Term Carve Out Plan expense. Data processing expense increased $60,000, or 92.0%, for the three months ended June 30, 2007 compared to the same period in the prior year mainly due to $24,000 in nonrecurring costs related to an ATM processor conversion as well as $13,000 of nonrecurring expenses in relation to an upgrade of our internet banking product. The Bank also subscribed to an internet based mortgage application system in June of 2006, which accounted for an increase of approximately $7,000 for the three months ended June 30, 2007 compared to the same period in the prior year. The other increases in data processing expense are attributable to software maintenance contract increases. There was also an increase in bank examination fees of $47,000, or 83.1%, due to increased estimated annual audit expenses given our pending public company status.

     Income Taxes: Income tax expense (benefit) was $(7,000) for the three months ended June 30, 2007, a decrease of $85,000 from the three months ended June 30, 2006, primarily due to a decrease in income before income taxes of $230,000. The effective tax rate was a tax benefit of (4.01%) for the three months ended June 30, 2007 compared to 19.35% for the three months ended June 30, 2006. The effective tax rate was lower in the current year period due to a higher ratio of the total income before tax representing tax exempt securities and life insurance income. This resulted from the overall lower level of income before income taxes in the current period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Comparison of Operating Results for Six Month Period Ended June 30, 2007 and June 30, 2006

     Net Income: Net income increased $347,000, or 61.4%, to $913,000 for the six months ended June 30, 2007 compared to $566,000 for the six months ended June 30, 2006. This increase reflects the increase in noninterest income of $990,000, or 108.5%, to $1.9 million for the six months ended June 30, 2007 compared to $912,000 for the six months ended June 30, 2006, partially offset by a decrease in net interest income of $196,000, or 5.8%, and an increase in noninterest expense of $277,000, or 7.8%, in addition to the increase in income tax expense of $226,000 over the same period in the prior year. A sale of Fannie Mae and Freddie Mac preferred stock resulted in a gain of $896,000 during the first quarter of 2007, which represented most of the increase in noninterest income. The flat yield curve and continued competitive pressure on deposit rates contributed to a decrease in our net interest margin to 2.79% for the six months ended June 30, 2007 from 2.94% for the six months ended June 30, 2006. The primary reasons for the decline were higher interest rates paid on certificates of deposit renewing in the six months ending June 30, 2007 compared to the six months ended June 30, 2006, as well as the increase in the average balance of certificates of deposit for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Average loan balances also decreased for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, which had a negative impact on net interest margin and net income.

     Net Interest Income: Net interest income decreased $196,000, or 5.8%, to $3.2 million for the six months ended June 30, 2007 compared to $3.4 million for the six months ended June 30, 2006. As a result of the flattening of the yield curve, the increase in our yield on interest earning assets of 32 basis points was offset by a 57 basis point increase in the cost of interest bearing liabilities for the six months ended June 30, 2007 compared to the same prior year period, resulting in the decline of net interest income.

     Interest and Dividend Income: Interest and dividend income increased $321,000, or 4.9%, to $6.9 million for the six months ended June 30, 2007 compared to $6.6 million for the six months ended June 30, 2006. Interest income from loans increased $156,000, or 3.4%, to $4.7 million for the six months ended June 30, 2007 compared to $4.6 million for the six months ended June 30, 2006. Interest income on securities, dividend income on Federal Home Loan Bank of Indianapolis stock and other interest income together increased $164,000, or 8.2%, to $2.2 million for the six months ended June 30, 2007 compared to $2.0 million for the six months ended June 30, 2006.

The average yield on net loans for the six months ended June 30, 2007 increased 44 basis points to 6.93% for the six months ended June 30, 2007 compared to 6.49% for the six months ended June 30, 2006. This increase was due primarily to a 25 basis point increase in the prime lending rate used in pricing commercial loans, as well as an increase in the yield on the indirect automobile portfolio which had a yield of 5.18% for the six months ended June 30, 2007 compared to 4.73% for the six months ended June 30, 2006. Offsetting the increase in the yield on the loan portfolio was a decrease in the average balance of net loans of $4.4 million, or 3.1%, to $136.9 million for the six months ended June 30, 2007 compared to $141.3 million for the six months ended June 30, 2006.

Interest income from taxable securities increased $180,000, or 11.1%, to $1.8 million for the six months ended June 30, 2007 from $1.6 million for the six months ended June 30, 2006. The average yield on taxable securities increased to 4.67% for the six months ended June 30, 2007 compared to 4.47% for the six months ended June 30, 2006. The average balance of taxable investment securities increased $4.4 million, or 6.0%, to $77.2 million for the six months ended June 30, 2007 compared to $72.8 million for the six months ended June 30, 2006. The increase was funded through the decrease in the average balance of tax-exempt securities as a result of the sale of $1.7 million of municipal bonds during April 2006, for the reasons discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest income from federal funds sold and other interest-bearing deposits increased $21,000, or 32.8%, to $85,000 for the six months ended June 30, 2007 compared to $64,000 for the six months ended June 30, 2006. The average balance on federal funds sold and other interest-bearing deposits increased $479,000, or 17.1%, to $3.3 million for the six months ended June 30, 2007 compared to $2.8 million for the six months ended June 30, 2006. The average yield on federal funds sold and other interest-bearing deposits increased 61 basis points to 5.11% for the six months ended June 30, 2007 compared to 4.50% for the six months ended June 30, 2006.

     Interest Expense: Interest expense increased $517,000, or 16.2%, to $3.7 million for the six months ended June 30, 2007 compared to $3.2 million for the six months ended June 30, 2007. The increase was the result of a 57 basis point increase in the overall cost of interest-bearing liabilities to 3.70% for the six months ended June 30, 2007 compared to 3.13% for the six months ended June 30, 2006. This was due to the increase in market interest rates as a result of a significant increase in short term interest rates as well as a highly competitive market for certificates of deposit in addition to an increase in the average balance of interest bearing deposits.

The average balance of total interest bearing deposits increased $3.1 million to $160.2 million for the six months ended June 30, 2007 compared to $157.1 million for the six months ended June 30, 2006. Certificates of deposit and IRA average balances increased $5.6 million, or 5.9%, to $99.8 million for the six months ended June 30, 2007 compared to $94.2 million for the six months ended June 30, 2006. The average cost of certificates of deposits and IRAs increased 72 basis points to 4.67% for the six months ended June 30, 2007 compared to 3.95% for the six months ended June 30, 2006.

We experienced a decrease in savings deposits average balances of $5.6 million, or 12.7%, to $38.6 million for the six months ended June 30, 2007 compared to $44.2 million for the six months ended June 30, 2006. A majority of the funds from the savings deposits moved into other interest bearing deposits including money market and certificates of deposit, resulting in a higher cost of funds.

In the second half of 2006, management elected to tier and increase the rates paid on NOW and money market accounts in order to compete with other banks in the marketplace. This resulted in an increase in the average cost of NOW and money market deposits of 108 basis points to 1.81% for the six months ended June 30, 2007 compared to 0.73% for the six months ended June 30, 2006.

     Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $6,000 for the six month period ended June 30, 2007 compared to a $62,000 provision for the six month period ended June 30, 2006. Net charge-offs for the same periods were $34,000 for 2007 as compared to $125,000 for 2006. We had previously reserved for the majority of these charge-offs in the allowance for loan losses at the end of the prior year. The allowance for loan losses was $1.0 million, or 0.74%, of loans outstanding at June 30, 2007 compared to $1.0 million, or 0.70%, of loans outstanding at June 30, 2006. The allowance for loan losses to nonperforming loans decreased to 68.81% at June 30, 2007 compared to 106.15% at June 30, 2006. This decrease is the result of a loan in the amount of $532,000 that was moved to a non-accrual status in the second quarter of 2007 and is now included in nonperforming loans. This loan has been and continues to be reviewed under FAS 114 for impairment and it is management's opinion there is no expected loss at June 30, 2007. Management anticipates the loan to be fully paid off in the third quarter of 2007 due to the pending sale of the underlying real estate collateral.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

     Noninterest Income: Noninterest income increased $990,000, or 108.5%, to $1.9 million for the six months ended June 30, 2007 from $912,000 for the six months ended June 30, 2006. The increase was primarily due to an increase in net gains on securities of $914,000 during the six months ended June 30, 2007, including $896,000 of gains in the first quarter of 2007 from the sale of Fannie Mae and Freddie Mac preferred stock discussed above. Also contributing to the increase is an increase in brokerage and trust fees of $61,000 in the first six months ended June 30, 2007 compared to the first six months ended June 30, 2006. This is a result of the continued focus in sales and marketing efforts in both the brokerage and trust areas. Earnings on life insurance increased $11,000 during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, due to the increase in the yield on these policies. These increases in noninterest income were partially offset by a decrease in net gains on sales of loans of $18,000 during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This decrease was attributable to the continued slowdown in the real estate market and loan originations as well as management's decision to retain a portion of originated loans in the second quarter of 2007.

     Noninterest Expense: Noninterest expense increased $277,000, or 7.8%, to $3.8 million for the six months ended June 30, 2007 compared to $3.6 million for the six months ended June 30, 2006. Salaries and employee benefits increased $126,000, or 5.9%, to $2.3 million for the six months ended June 30, 2007 compared to $2.1 million for the six months ended June 30, 2006. This increase was attributable to normal salary and group insurance increases along with an additional position added during the six months ended June 30, 2007 in the finance area due to the pending acquisition of City Savings Financial Corporation and our becoming a public company. We also experienced an increase in expense relating to supplemental employee retirement plans of $49,000 for the six months ended June 30, 2007 to $151,000, as compared to $102,000 for 2006, which also contributed to the increase in employee benefits expense. The increase in expense for these plans was primarily due to an adjustment of $18,000 to the supplemental employee retirement plan to record a liability for payments owed under an existing plan and a $13,000 adjustment made to the supplemental life insurance plan due to a change in retirement assumptions made in the six months ended June 30, 2007. Data processing expense increased $86,000 in the six months ended June 30, 2007 compared to the same period in the prior year mainly due to $24,000 in nonrecurring costs related to an ATM processor conversion as well as approximately $13,000 of nonrecurring expenses in relation to an upgrade of our internet banking product. The Bank also subscribed to an internet based mortgage application system in June of 2006, which accounted for an increase of approximately $15,000 for the six months ended June 30, 2007 compared to the same period in the prior year. The other increases in data processing expense are attributable to software maintenance contract increases. There was also an increase in bank examination fees of $59,000 due to increased estimated annual audit expenses given our pending public company status.

     Income Taxes: Income tax expense was $340,000 for the six months ended June 30, 2007, an increase of $226,000 from the six months ended June 30, 2006, primarily due to the tax effects of $896,000 of gains in the first quarter of 2007 from the sale of Fannie Mae and Freddie Mac preferred stock discussed above. This contributed to an increase in income before income taxes of $573,000 from June 30, 2006 to 2007. The effective tax rate was 27.11% for the six months ended June 30, 2007 compared to 16.71% for the six months ended June 30, 2006. The effective tax rate was lower in the prior year period due to a higher ratio of the total income before tax representing tax exempt securities and life insurance income in the prior period as a result of the overall lower level of income before income taxes in the prior period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet cash flow requirements of the Bank. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise. A bank may achieve desired liquidity from both assets and liabilities. Cash and deposits held in other banks, Federal funds sold, other short term investments and securities available-for-sale, maturing loans and investments, payments of principal and interest on loans and investments, and potential loan sales are sources of asset liquidity. Deposit growth and access to credit lines established with correspondent banks and market sources of funds are sources of liability liquidity. The Bank reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. The policy of the Board of Directors is to maintain sufficient capital at not less than the "well-capitalized" thresholds established by banking regulators. Management believes that the Bank maintains adequate sources of liquidity to meet its liquidity needs.

The Bank's liquid assets, defined as cash and cash equivalents, federal funds sold and deposits with banks and market value of unpledged securities available-for-sale totaled $88.5 million at June 30, 2007 and constituted 34.4% of total assets at that date compared to $99.7 million, or 37.4%, of total assets from December 31, 2006.

Although the Bank's sources of liquidity include liquid assets, the Bank maintains lines of credit with the Federal Home Loan Bank. The total of these lines of credit were $48.0 million at June 30, 2007, of which $40.5 million in Federal Home Loan Bank advances were outstanding. The Bank actively utilizes its borrowing capacity with the Federal Home Loan Bank to manage liquidity as well as a funding alternative to time deposits if the Federal Home Loan Bank's rates and terms are more favorable. The advances from the Federal Home Loan Bank can have maturities from overnight to multiple years. At June 30, 2007, $11.0 million was due within one year and $29.5 million had maturities greater than a year.

Federal regulations establish guidelines for calculating "risk-adjusted" capital ratios and minimum ratio requirements. Under these regulations, banks are required to maintain a total risk-based capital ratio of 8.0% and Tier 1 risk-based capital ratio (primarily total equity) of at least 4.0% of total qualifying capital. The Bank had total and Tier 1 risk-based capital ratios of, 18.59% and 17.93% at June 30, 2007, and was "well-capitalized" under the regulatory guidelines.

In addition, regulators have adopted a minimum leverage ratio standard for Tier 1 risk-based capital to total assets. The minimum ratio for top-rated institutions may be as low as 3%. However, regulatory agencies have stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3% minimum. As of June 30, 2007, the Bank's leverage ratio was 10.81%. Capital levels for the Bank remain above the established regulatory capital requirements.

Impact of Inflation

The primary impact of inflation on the Bank is its effect on interest rates. The Bank's primary source of income is net interest income, which is affected by changes in interest rates. The Bank attempts to limit the impact of inflation on its net interest margin through management of rate-sensitive assets and liabilities and analyses of interest rate sensitivity. The effect of inflation on premises and equipment as well as on noninterest expenses has not been significant for the periods presented.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Proper management of interest rate sensitivity and maturities of assets and liabilities is required to protect and increase our net interest margin. Interest rate sensitivity spread management is an important tool for achieving this objective and for developing ways in which to improve profitability.

The Bank constantly monitors earning asset and deposit levels, developments and trends in interest rates, liquidity, capital adequacy and marketplace opportunities. Management responds to all of these to protect and possibly enhance net interest income while managing risks within acceptable levels as set forth in the Bank's policies. In addition, alternative business plans and transactions are contemplated for their potential impact. This process is known as asset/liability management and is carried out by changing the maturities and relative proportions of the various types of loans, investments, deposits and borrowings in the ways described above.

The tool most commonly used to manage and analyze the interest rate sensitivity of a bank is known as a computer simulation model. To quantify the extent of risks in both the Bank's current position and in transactions it might make in the future, the Bank uses a model to simulate the impact of different interest rate scenarios on net interest income. The hypothetical impact of sudden shock (generally, an immediate change in interest rates of +/- 2.00%) and smaller incremental interest rate changes are modeled at least quarterly, representing the primary means the Bank uses for interest rate risk management decisions.

At June 30, 2007, given a +2.00% or -2.00% shock in interest rates, the model results in the Bank's net interest income for the next twelve months changing by $(259,000), or (8.10)%, and $(93,000), or (2.9)%, respectively.

When preparing its modeling, the Bank makes significant assumptions about the lag in the rate of change in various asset and liability castegories. The Bank bases its assumptions on past experience and comparisons with other banks, and tests the validity of its assumptions by reviewing actual results with projected expectations.


ITEM 4.  CONTROLS AND PROCEDURES

The Bank has adopted interim disclosure controls and procedures designed to facilitate financial reporting. The Bank's interim disclosure controls currently consist of communications among the Bank's Chief Executive Officer, the Bank's Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to its operations. These interim disclosure controls also contain certain elements of the Bank's internal controls adopted in connection with applicable accounting and regulatory guidelines. In addition, the Bank's Chief Executive Officer, Chief Financial Officer, Audit Committee and independent registered public accounting firm also meet on a quarterly basis to discuss disclosure matters. The Bank's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the interim disclosure controls as of the end of the period covered by this report and found them to be effective.

The Bank maintains internal control over financial reporting. During the most recent fiscal quarter, the Bank added the position of Controller. The Controller's key responsibilities include the preparation of the Bank's financial statements and the monthly financial board reports. Management believes the addition of this position will strengthen internal controls over financial reporting by adding another level of review to financial statement preparation. There have not been any other significant changes in the Bank's internal control over financial reporting in the last quarter that have materially affected, or are reasonably likely to materially affect the Bank's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As of June 30, 2007, there are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

     As of June 30, 2007, there have been no material changes to the risk factors disclosed in the "Risks Related to the Merger" and "Risks Related to this Offering" sections included in LaPorte Bancorp, Inc.'s Form S-1 Registration Statement.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS

     Exhibit Number                  Description
     --------------                  -----------

     31.01                           Certification   of   Principal    Executive
                                     Officer        pursuant       to       Rule
                                     13a-14(a)/15d-14(a)  as adopted pursuant to
                                     Section  302 of the  Sarbanes-Oxley  Act of
                                     2002

     31.02                           Certification   of   Principal    Financial
                                     Officer        pursuant       to       Rule
                                     13a-14(a)/15d-14(a)  as adopted pursuant to
                                     Section  302 of the  Sarbanes-Oxley  Act of
                                     2002

     32.01 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LaPorte Bancorp, Inc.
                                           (registrant in formation)



September 14, 2007                         /s/ Lee A. Brady
---------------------------                ----------------------------------
Date                                       Lee A. Brady,
                                           President and Chief Executive Officer






September 14, 2007                         /s/ Michele M. Thompson
---------------------------                ----------------------------------
Date                                       Michele M. Thompson,
                                           Vice President and Chief Financial
                                           Officer