Form 10-Q
period 2007-09-30
LaPorte Bancorp, Inc.
filed 2007-11-14
CIK 1400848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

LAPORTE BANCORP, INC.

(Exact name of Registrant as Specified in Its Charter)

Federal	333-143526	26-1231235
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

710 Indiana Avenue

La Porte, IN 46350

(219) 362-7511

(Address, Including Zip Code, and Telephone Number, Including Area Code, of

Registrant’s Principal Executive Officers)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares of common stock outstanding at September 30, 2007: 0

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

THE LAPORTE SAVINGS BANK

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and due from financial institutions	$7,291	$7,864
Federal funds sold	860	13,183

Cash and cash equivalents	8,151	21,047
Securities available for sale	88,185	88,538
Federal Home Loan Bank (FHLB) stock, at cost (restricted)	2,661	2,661
Loans held for sale	795	—
Loans, net of allowance for loan losses of $999 at September 30, 2007 (unaudited), $1,041 at December 31, 2006	130,903	136,077
Mortgage servicing rights	403	418
Other real estate owned	—	453
Premises and equipment, net	7,895	8,200
Cash surrender value of life insurance	6,231	6,048
Accrued interest receivable and other assets	4,943	3,030

Total assets	$250,167	$266,472

LIABILITIES AND EQUITY
Deposits
Non-interest bearing	$25,022	$47,809
Interest bearing	159,283	154,050

Total deposits	184,305	201,859
Federal Home Loan Bank advances	36,500	36,500
Accrued interest payable and other liabilities	2,471	1,727

Total liabilities	223,276	240,086

Equity
Surplus	770	770
Retained earnings	26,840	25,846
Accumulated other comprehensive loss net of tax of $(371) at September 30, 2007 (unaudited), $(118) at December 31, 2006	(719)	(230)

Total equity	26,891	26,386

Total liabilities and equity	$250,167	$266,472

See accompanying notes to consolidated financial statements (unaudited)

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

THE LAPORTE SAVINGS BANK

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest and dividend income
Loans, including fees	$2,376	$2,392	$7,121	$6,981
Taxable securities	957	887	2,762	2,512
Tax exempt securities	89	113	298	355
FHLB stock	30	31	93	98
Other interest income	26	68	111	131

Total interest and dividend income	3,478	3,491	10,385	10,077
Interest expense
Deposits	1,299	1,236	3,921	3,273
Federal Home Loan Bank advances	566	592	1,637	1,737
Federal funds purchased	3	1	14	7

Total interest expense	1,868	1,829	5,572	5,017

Net interest income	1,610	1,662	4,813	5,060
Provision for loan losses	3	31	9	93

Net interest income after provision for loan losses	1,607	1,631	4,804	4,967
Noninterest income
Service charges on deposits	161	188	515	536
ATM and debit card fees	54	48	153	138
Brokerage fees	54	57	161	133
Trust fees	44	31	132	89
Earnings on life insurance, net	63	57	183	166
Net gains on sales of loans	47	57	142	170
Loan servicing fees, net	21	29	72	81
Net gains (losses) on securities	—	(1)	892	(24)
Other income	113	43	208	132

Total noninterest income	557	509	2,458	1,421
Noninterest expense
Salaries and employee benefits	1,148	1,108	3,419	3,254
Occupancy and equipment	400	335	1,068	1,046
Data processing	154	73	372	205
Advertising	35	27	84	71
Bank examination fees	108	60	272	164
Other expenses	272	150	747	582

Total noninterest expense	2,117	1,753	5,962	5,322

Income before income taxes	47	387	1,300	1,066
Income tax expense (benefit)	(33)	73	306	187

Net income	$80	$314	$994	$879

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities available for sale	$932	$1,504	$(742)	$665
Income tax effect	(316)	(511)	253	(225)

Other comprehensive income (loss)	616	993	(489)	440

Comprehensive income	$696	$1,307	$505	$1,319

Earnings per share	N/A	N/A	N/A	N/A

See accompanying notes to consolidated financial statements (unaudited)

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

THE LAPORTE SAVINGS BANK

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(in thousands)

	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balances – January 1, 2006	$770	$24,729	$(957)	$24,542

Comprehensive income:
Net income	—	879	—	879
Other comprehensive income (loss):
Net change in unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	—	—	440	440

Total comprehensive income				1,319

Balances – September 30, 2006	$770	$25,608	$(517)	$25,861

Balances – January 1, 2007	$770	$25,846	$(230)	$26,386

Comprehensive income:
Net income	—	994	—	994
Other comprehensive income (loss):
Net change in unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	—	—	(489)	(489)

Total comprehensive income				505

Balances – September 30, 2007	$770	$26,840	$(719)	$26,891

See accompanying notes to consolidated financial statements (unaudited)

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

THE LAPORTE SAVINGS BANK

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$994	$879
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	511	536
Provision for loan losses	9	93
Net (gains) losses on securities	(892)	24
Net gains on sales of loans	(111)	(114)
Originations of loans held for sale	(9,014)	(7,850)
Proceeds from sales of loans held for sale	8,330	8,067
Recognition of mortgage servicing rights	(31)	(56)
Amortization of mortgage servicing rights	46	40
Net (gains) losses on sales of other real estate owned	(67)	11
Earnings on life insurance, net	(183)	(166)
Change in assets and liabilities:
Accrued interest receivable and other assets	(1,660)	(19)
Accrued interest payable and other liabilities	744	397

Net cash from operating activities	(1,324)	1,842
Cash flows from investing activities
Net change in loans	5,165	3,173
Proceeds from sales of other real estate owned	520	113
Proceeds from maturities, calls and principal repayments of securities available for sale	14,136	7,900
Proceeds from sales of securities available for sale	3,226	1,655
Proceeds from redemption of FHLB stock	—	84
Purchases of securities available for sale	(16,859)	(10,770)
Premises and equipment expenditures, net	(206)	(570)

Net cash from investing activities	5,982	1,585
Cash flows from financing activities
Net change in deposits	(17,554)	(3,618)
Proceeds from FHLB advances	7,000	12,830
Repayment of FHLB advances	(7,000)	(11,330)

Net cash from financing activities	(17,554)	(2,118)

Net change in cash and cash equivalents	(12,896)	1,309
Cash and cash equivalents at beginning of period	21,047	8,664

Cash and cash equivalents at end of period	$8,151	$9,973

Supplemental disclosures and cash flow information:
Cash paid during the period for:
Interest paid	$5,587	$5,017
Income taxes paid	610	280

See accompanying notes to consolidated financial statements (unaudited)

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

THE LAPORTE SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands)

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The unaudited consolidated financial statements included herein include the accounts of The LaPorte Savings Bank (“the Bank”) and its wholly owned subsidiary, LPSB Investments LTD., Cayman (“LPSB Ltd.”). LPSB Ltd. began operations in 2002 when the Bank received approval from the Federal Deposit Insurance Corporation to form the subsidiary in the Cayman Islands. LPSB Ltd. manages a portion of the Bank’s investment portfolio. Intercompany transactions and balances are eliminated in consolidation. The unaudited consolidated financial statements included herein have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial statements and Article 10 of Regulation S-X of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements contain all material adjustments (consisting of normal recurring accruals) and disclosures which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented herein.

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

With operating results being so closely related to and responsive to changes in economic conditions, the results for the nine-month period ended September 30, 2007 may not necessarily indicate the results to be expected for the full year ending December 31, 2007.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per common share will be determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period (-0- shares for the three and nine months ended September 30, 2007 and 2006). Diluted earnings per common share will be determined by dividing net earnings available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period, adjusted for the dilutive effect of Common Stock equivalents (-0- shares for the three and nine months ended September 30, 2007 and 2006).

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

THE LAPORTE SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands)

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

September 30, 2007 (Unaudited)

	Fair Value	Unrealized Gains	Unrealized Losses
U.S. Treasury and federal agency	$37,669	$101	$(155)
State and municipal	9,574	8	(192)
Mortgage-backed securities	20,670	37	(322)
Government agency sponsored collateralized mortgage obligations	16,820	13	(753)
Privately held collateralized mortgage obligations	1,752	—	(57)

Total debt securities	86,485	159	(1,479)
FNMA and FHLMC preferred stock	1,700	230	—

Total	$88,185	$389	$(1,479)

December 31, 2006

	Fair Value	Unrealized Gains	Unrealized Losses
U.S. Treasury and federal agency	$41,551	$47	$(391)
State and municipal	10,484	34	(124)
Mortgage-backed securities	11,528	13	(237)
Government agency sponsored collateralized mortgage obligations	18,125	21	(578)
Privately held collateralized mortgage obligations	2,125	—	(58)

Total debt securities	83,813	115	(1,388)
FNMA and FHLMC preferred stock	4,725	925	—

Total	$88,538	$1,040	$(1,388)

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

THE LAPORTE SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands)

NOTE 4 – LOANS

Loans at September 30, 2007 (Unaudited) and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
	(Unaudited)
Commercial	$8,465	$9,569
Real Estate:
Residential	62,217	64,047
Commercial	36,596	35,782
Construction	2,956	2,578
Consumer	21,514	24,953

Subtotal	131,748	136,929
Less: Net deferred loan (fees) costs	154	189
Allowance for loan losses	(999)	(1,041)

Loans, net	$130,903	$136,077

Activity in the allowance for loan losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Beginning balance	$1,013	$1,001	$1,041	$1,064
Provision for loan losses	3	31	9	93
Loans charged-off	(35)	(19)	(98)	(191)
Recoveries	18	14	47	61

Ending balance	$999	$1,027	$999	$1,027

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

THE LAPORTE SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands)

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards:

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. FASB Statement No. 155 was adopted January 1, 2007 and did not have a material effect on the Bank’s consolidated financial statements.

Effective January 1, 2007, the Bank adopted FASB Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. SFAS No. 156 requires separately recognized servicing assets and servicing liabilities to be initially measured at fair value and permits the Bank to elect to measure servicing assets and servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur, or to continue to amortize the servicing assets over the loan service period with periodic impairment assessment. The Bank has elected to continue to amortize its servicing assets. As a result, there was no cumulative effect adjustment upon the adoption of SFAS No. 156. The effect on net income for the three and six months ended June 30, 2007 of adopting the new accounting method was not significant and the Bank’s servicing assets at June 30, 2007 and December 31, 2006 were not considered significant.

As of January 1, 2007, the Bank adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). Under FIN 48 a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of FIN 48 had no affect on the Bank’s consolidated financial statements.

The Bank is subject to U.S. federal income tax as well as income tax of the state of Indiana. The Bank’s subsidiary does not file a U.S. federal income tax return; however, its income is taxed to the Bank on the Bank’s federal income tax return. The Bank’s subsidiary is not subject to state income tax and the income of the Bank’s subsidiary is not taxed on the Bank’s state income tax return. The Bank is no longer subject to examination by taxing authorities for years before 2004. The Bank did not have any unrecognized tax benefits at January 1, 2007 or at September 30, 2007 and does not expect there to be any significant unrecognized tax benefits during the next twelve months.

The Bank’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Bank did not have any amounts accrued for interest and/or penalties at January 1, 2007 or at September 30, 2007.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

THE LAPORTE SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS – continued

Effective January 1, 2007, the Bank adopted the FASB Emerging Issues Task Force Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. The adoption of EIFT Issue No. 06-5 did not have a material effect on the Bank’s consolidated financial statements.

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

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost of the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. Management has determined that the adoption of EITF 06-04 will not have a material effect on the Bank’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS No. 157. This Statement is effective for fiscal years beginning after November 15, 2007. Management has not completed an evaluation of the impact of the adoption of this Statement.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

THE LAPORTE SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6 – MERGER AGREEMENT AND PLANNED MUTUAL HOLDING COMPANY REORGANIZATION AND STOCK OFFERING

On March 8, 2007, The LaPorte Savings Bank entered into an agreement to acquire City Savings Financial Corporation, and its subsidiary City Savings Bank, for $34.00 per share with 50% to be paid in stock and 50% to be paid in cash. City Savings Bank reported total assets of $126,439,000, total loans of $97,450,000 and total deposits of $84,930,000 as of June 30, 2007. To support this acquisition, The LaPorte Savings Bank planned to form a mutual holding company to be known as LaPorte Savings Bank, MHC which was to own approximately 52-56% of a new subsidiary mid-tier stock holding company to be known as LaPorte Bancorp, Inc. (“the Company”) with the remaining LaPorte Bancorp, Inc. common stock to be sold to the Bank’s depositors and other investors and/or issued to City Savings Financial Corporation’s shareholders as part of the merger consideration.

The mutual holding company formation was completed on October 12, 2007. Following completion of the reorganization, LaPorte Savings Bank, MHC held 2,522,013 shares or 52.7% of the Company’s outstanding common stock with public shareholders owning the remaining shares. The Company sold 1,299,219 shares of common stock at $10.00 per share in a subscription and community offering which resulted in gross proceeds of $12,992,190. The shares of the Company’s common stock began trading on the NASDAQ Capital Market on October 15, 2007 under the ticker symbol “LPSB”.

Under the terms of the agreement, which was approved by City Savings Financial Corporation shareholders on September 27, 2007 and The LaPorte Savings Bank depositors on October 2, 2007, LaPorte Bancorp, Inc. acquired City Savings Financial Corporation and its subsidiary City Savings Bank. Upon completion of the merger, City Savings Bank was merged with and into The LaPorte Savings Bank. The transaction was closed on October 12, 2007. The final consideration paid in the transaction consisted of approximately 961,931 shares of the Company’s common stock and $10.2 million.

All direct costs related to the stock offering were capitalized and deducted from the proceeds as of October 12, 2007. The Company will apply the purchase accounting method when determining capitalized and expensed costs related to the merger with City Savings Financial Corporation. As of September 30, 2007, The LaPorte Savings Bank had incurred approximately $1,641,000 of direct costs related to the transaction. All indirect costs related to the transaction were expensed as incurred.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risks Related to the Merger” and “Risks Related to this Offering” sections in LaPorte Bancorp, Inc.’s Form S-1 Registration Statement. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

➢	the economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks;

➢	changes in the interest rate environment that reduce interest margins or reduce the fair value of financial instruments;

➢	changes in prevailing real estate values both nationally and within our current and future market area;

➢	increased competitive pressures among financial services companies;

➢	changes in consumer spending, borrowing and savings habits;

➢	legislative or regulatory changes that adversely affect business;

➢	The LaPorte Savings Bank’s ability to integrate successfully the operations of City Savings Bank following the merger;

➢	changes in local economic conditions including but not limited to employment and income levels;

➢	our ability to successfully manage our plan to increase our commercial lending;

➢	adverse changes in the securities market;

➢	the costs, effects and outcomes of existing or future litigation;

➢	changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission, and the Public Company Accounting Oversight Board; and

➢	the ability of the Company to manage the risks associated with the foregoing factors as well as anticipated risk factors.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

LaPorte Bancorp, Inc. was not be created until the completion of the reorganization described in Note 6 to the Consolidated Financial Statements included here within. Accordingly, the historical financial information discussed herein, except as specifically indicated, relates to The LaPorte Savings Bank.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Total Assets: Total assets at September 30, 2007 were $250.2 million compared to $266.5 million at December 31, 2006, a decrease of $16.3 million, or 6.1%. This decrease was primarily due to a decrease in cash and cash equivalents of $12.9 million, or 61.3%, as well as a decrease in net loans of $5.2 million, or 3.8%. The decrease in cash and cash equivalents was due to the withdrawal of a temporary large public fund noninterest bearing demand deposit of $21.0 million that was withdrawn in January 2007, offset by an increase in savings accounts of $7.2 million at September 30, 2007. The increase in savings accounts was directly related to the deposit account set up for the purchase of LaPorte Bancorp, Inc. common stock in our initial public offering. The balance in the deposit account at September 30, 2007 was $9.9 million.

Investment Securities: There were no material changes in the balance of the available for sale investment portfolio at September 30, 2007 compared to December 31, 2006. All of our Fannie Mae and Freddie Mac stock issues were written down at the end of 2004 due to an other than temporary impairment classification and a $1.5 million security loss before taxes was realized due to this other than temporary impairment. The market value on these securities has substantially recovered since that time and, due to concern with the effect of sub-prime market issues on Fannie Mae and Freddie Mac, management made the decision to sell a majority of these securities in the first quarter of 2007 and realized a gain of $896 thousand. These were floating rate issues and the potential for decreasing interest rates and its effect on the market value of these securities also had an impact on the decision to sell. A majority of the proceeds from the sale of the Fannie Mae and Freddie Mac preferred stock were reinvested in fixed rate mortgage backed securities. The sale may have a positive impact on the Bank’s interest rate sensitivity position in a potential declining interest rate environment. However, the sale of these securities will have a negative impact on future net income due to foregoing the higher yield on these securities.

Net Loans: Net loans decreased $5.2 million, or 3.8%, to $130.9 million at September 30, 2007 from $136.1 million at December 31, 2006. This decrease is primarily due to a decrease in 1-4 family residential and indirect automobile loans. Residential real estate loans decreased $1.8 million, or 2.9%, to $62.2 million at September 30, 2007 compared to $64.0 million at December 31, 2006. The Bank continued to sell the majority of its fixed rate 1-4 family residential real estate loans originated. Normal refinance and repayment activity accounted for the decrease. Indirect consumer automobile loans decreased $3.4 million, or 24.4%, to $10.6 million at September 30, 2007 compared to $14.0 million at December 31, 2006, attributable to an increasingly competitive market place and the pricing changes management implemented to decrease its exposure in this type of lending. Total commercial loans (including both real estate and non real estate) remained stable with a decrease of $290 thousand, or 0.6%, to $45.1 million at September 30, 2007 compared to $45.4 million at December 31, 2006. The decrease is due to the payoff of two impaired commercial loans totaling $559 thousand in September 2007. There was an increase in fixed rate commercial real estate loans of $2.1 million, or 26.2%, to $10.3 million at September 30, 2007 compared to $8.2 million at December 31, 2006. The majority of this increase was offset by a decrease in commercial real estate variable rate loans of $1.3 million, or 4.8%, to $26.3 million compared to $27.6 million at December 31, 2006.

The Bank does not engage in subprime lending and investment activities, which are defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Nonperforming Assets: The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	September 30, 2007	December 31, 2006
Nonaccrual loans:
Real estate:
One-to four-family	$—	$241
Five or more family	—	—
Commercial	427	74
Construction	—	—
Land	—	—

Total real estate	$427	$315
Consumer and other loans:
Home equity	—	—
Commercial	277	—
Indirect automobile and other	17	5

Total consumer and other loans	294	5
Total nonaccrual loans	$721	$320

Troubled debt restructured commercial real estate	$482	$517

Total troubled debt restructured	$482	$517

Loans greater than 90 days delinquent and still accruing:
Real estate:
One- to four- family	$—	$—
Five or more family	—	—
Commercial	—	—
Construction	—	—
Land	—	—

Total real estate	$—	$—

Consumer and other loans:
Home equity	—	—
Commercial	—	—
Indirect automobile and other	—	—

Total consumer and other loans	$—	$—
Total nonperforming loans	$1,203	$837

Foreclosed assets:
One-to four-family	$—	$—
Five or more family	—	—
Commercial	—	453
Construction	—	—
Land	—	—
Consumer	—	—
Business assets	—	—

Total foreclosed assets	$—	$453

Total nonperforming assets	$1,203	$1,290

Ratios:
Nonperforming loans to total loans	0.91%	0.61%
Nonperforming assets to total assets	0.48%	0.48%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Deposits: Total deposits decreased $17.6 million, or 8.7%, to $184.3 million at September 30, 2007 from $201.9 million at December 31, 2006. This decrease reflects a decrease in noninterest bearing deposits due to a $21.0 million public fund noninterest bearing deposit that was withdrawn in January 2007. Offsetting this decrease was an increase in savings and money market deposits of $7.2 million, or 16.3%, to $51.6 million at September 30, 2007 compared to $44.4 million at December 31, 2006. This is primarily due to a $9.9 million increase in the deposit account for the purchases of LaPorte Bancorp, Inc. common stock in our stock offering. Deposits subsequently decreased by $9.9 million as a result of funds being used for the purchase of LaPorte Bancorp, Inc. common stock on October 12, 2007.

Borrowed Funds: There were no changes in the outstanding balance of the Federal Home Loan Bank of Indianapolis borrowings at September 30, 2007 compared to December 31, 2006.

Total Equity: Total equity increased $505 thousand or 1.9%, to $26.9 million at September 30, 2007 compared to $26.4 million at December 31, 2006. This increase reflected net income of $994 thousand, offset by an increase in accumulated other comprehensive loss, net of tax, of $(489) thousand, or 212.6%, to $(719) thousand at September 30, 2007 compared to $(230) thousand at December 31, 2006. This increase in accumulated other comprehensive loss is primarily due to the sale of Fannie Mae and Freddie Mac preferred stock during the first quarter of 2007, which had a large unrealized gain at December 31, 2006, which previously had the effect of offsetting the unrealized losses in the portfolio at that time.

Comparison of Operating Results for Three Month Periods Ended September 30, 2007 and September 30, 2006

Net Income: Net income decreased $234 thousand, or 74.5%, to $80 thousand for the three months ended September 30, 2007 compared to $314 thousand for the three months ended September 30, 2006. This decrease was primarily attributed to an increase in noninterest expense of $364 thousand, or 20.8%, due mainly to the indirect expenses related to the pending acquisition of City Savings Financial Corporation and its subsidiary City Savings Bank in the 4th quarter of 2007. All indirect costs related to the acquisition have been and will continue to be expensed as they are incurred.

Net Interest Income: Net interest income decreased $52 thousand, or 3.13%, to $1.6 million for the three months ended September 30, 2007 compared to $1.7 million for the three months ended September 30, 2006. The annualized net interest spread decreased 10 basis points to 2.35% for the three months ended September 30, 2007 compared to 2.45% for the same prior year period, resulting in the decline of net interest income. Pricing on deposits during the period remained very competitive in the marketplace as a result of both a flat yield curve and aggressive pricing by other institutions in our market area. Loan pricing is also competitive for similar reasons. The Bank has also experienced a slight decline in average loan balances which also contributed to the net interest spread compression.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the three months ended September 30, 2007 and September 30, 2006. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended September 30,
	2007			2006
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Loans	$135,290	$2,376	7.02%	$139,877	$2,392	6.84%
Taxable securities	78,363	957	4.88%	75,618	887	4.69%
Tax exempt securities	9,773	89	3.64%	10,585	113	4.27%
Federal Home Loan Bank of
Indianapolis stock	2,661	30	4.51%	2,701	31	4.59%
Federal funds sold and other interest-bearing deposits	2,106	26	4.94%	5,246	68	5.18%

Total interest earning assets	228,193	3,478	6.10%	234,027	3,491	5.97%
Non-interest earning assets	24,875			24,241

Total assets	$253,068			$258,268

Savings deposits	$39,677	50	0.50%	$41,746	52	0.50%
Money Market and NOW accounts	21,770	107	1.97%	22,203	105	1.89%
CD’s and IRA’s	96,617	1,142	4.73%	97,196	1,079	4.44%

Total interest-bearing deposits	158,064	1,299	3.29%	161,145	1,236	3.07%
Borrowings	41,254	569	5.52%	46,418	593	5.11%

Total interest-bearing liabilities	199,318	1,868	3.75%	207,563	1,829	3.52%

Noninterest-bearing liabilities	27,314			25,694

Total liabilities	226,632			233,257

Equity	26,436			25,011

Total liabilities & equity	$253,068			$258,268

Net interest income		$1,610			$1,662

Net interest rate spread			2.35%			2.45%
Net interest margin			2.82%			2.84%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest and Dividend Income: Interest and dividend income remained relatively unchanged decreasing $13 thousand, or 0.4%, to $3.5 million, for the three months ended September 30, 2007 compared to $3.5 million for the same prior year period. The annualized yield on average interest earning assets was 6.10% for the three months ended September 30, 2007 compared to 5.97% for the three months ended September 30, 2006. The increase is primarily attributed to an increase in the average yield on loans.

The annualized average yield on net loans for the three months ended September 30, 2007 increased 18 basis points to 7.02% for the three months ended September 30, 2007 compared to 6.84% for the three months ended September 30, 2006. This increase was due primarily to commercial loans repricing at higher interest rates during 2007, as well as an increase in the yield on the indirect automobile portfolio due to a change in pricing structure. The indirect automobile portfolio had a yield of 5.65% for the three months ended September 30, 2007 compared to 5.26% for the three months ended September 30, 2006. The yield on 1-4 family residential real estate loans also increased to 6.15% for the three months ended September 30, 2007 compared to 5.94% for the same prior year period. Offsetting the increase in the yield on the loan portfolio was a decrease in the average balance of the indirect automobile loan portfolio of $4.6 million, or 29.1%, to $11.2 million for the three months ended September 30, 2007 compared to $15.8 million for the three months ended September 30, 2006, as previously mentioned.

Interest income from taxable securities increased $70 thousand, or 7.9%, to $957 thousand for the three months ended September 30, 2007 from $887 thousand for the three months ended September 30, 2006. This is due to an increase in the average balance of taxable securities of $2.7 million, to $78.4 million, for the three months ended September 30, 2007 compared to $75.6 million for the three months ended September 30, 2006. The increase was partially funded through the sale of $1.7 million of tax exempt municipal bonds during April 2006, in order to increase our taxable securities as the tax benefit of holding municipal securities was not being fully utilized. The increase in interest income on taxable securities was offset by a decrease in tax exempt securities interest income of $24 thousand, or 21.2%, to $89 thousand for the three months ended September 30, 2007 compared to $113 thousand for the same prior year period, due to the sale of the municipal securities previously mentioned.

Interest income from federal funds sold and other interest-bearing deposits decreased $42 thousand, or 61.8%, to $26 thousand for the three months ended September 30, 2007 compared to $68 thousand for the three months ended September 30, 2006. This decrease is due to a decrease in the average balances on federal funds sold and other interest-bearing deposits of $3.1 million, to $2.1 million for the three months ended September 30, 2007 compared to $5.2 million for the same prior year period. The decrease in the average balance of federal funds sold is related to the reduction in the average balance on Federal Home Loan Bank advances over the same time period in the prior year.

Interest Expense: Interest expense increased $39 thousand, or 2.1%, to $1.9 million for the three months ended September 30, 2007 compared to $1.8 million for the three months ended September 30, 2006. The overall cost of interest bearing liabilities increased to 3.75% for the three months ended September 30, 2007 from 3.52% for the same prior year period. This increase was primarily due to the continued competitive pressure on the interest rates paid on certificates of deposit and IRA deposits over the last year.

The average cost of certificates of deposit and IRAs for the three months ended September 30, 2007 was 4.73% compared to 4.44% for the three months ended September 30, 2006. In the second half of 2006, management elected to tier and increase the rates paid on NOW and money market accounts in order to compete with other banks in the marketplace. This resulted in an increase in the average cost of NOW and money market deposits of 8 basis points to 1.97% for the three months ended September 30, 2007 compared to 1.89% for the three months ended September 30, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The increase in the average cost of interest bearing liabilities was partially offset by a decrease in the average total interest bearing deposits and borrowings for the same time period. The average balance of total interest bearing deposits decreased $3.1 million for the three months ended September 30, 2007 compared to the same prior year period, due to the competitive pressures in the marketplace for the interest rates being offered without a strong loan demand. The average balance on borrowings decreased $5.2 million for the three months ended September 30, 2007 compared to the prior year period. The funds held in escrow for the common stock offering were used temporarily to pay down borrowings during the third quarter of 2007.

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $3 thousand for the three month period ended September 30, 2007 compared to a $31 thousand provision for the three months period ended September 30, 2006. Net charge-offs for the same periods were $17 thousand for 2007 and $5 thousand for 2006. The higher provision for loan losses for the three month period ended September 30, 2006 was attributable to an increase in the general pool outstanding balances for which the provision was partially based on.

The allowance for loan losses was $999 thousand, or 0.76%, of loans outstanding at September 30, 2007 compared to $1.0 million, or 0.76%, of loans outstanding at December 31, 2006. The allowance for loan losses to nonperforming loans was 83.05% at September 30, 2007 compared to 325.25% at December 31, 2006. The nonperforming loans to total loans ratio was 0.91% at September 30, 2007 compared to 0.61% at December 31, 2006. Nonperforming loans increased $366 thousand to $1.2 million at September 30, 2007 compared to $837 thousand at December 31, 2006. This increase in nonperforming loans of $366 thousand consisted of two real estate commercial loans and one commercial and industrial loan, which moved to non-accrual status in the third quarter of 2007. The Bank has since received a payoff of $219 thousand, on one of the real estate commercial loans in October 2007 due to the sale of the real estate securing the loan. All impaired loans have been and continue to be reviewed under FAS 114 for impairment.

Noninterest Income: Noninterest income increased $48 thousand, or 9.4%, to $557 thousand for the three months ended September 30, 2007 from $509 thousand for the three months ended September 30, 2006. The increase was primarily due to the sale of an OREO property the Bank previously held. The Bank sold the commercial real estate property and recorded a gain of $67 thousand, included in other income, for the third quarter of 2007. In addition to this gain, trust fees increased $13 thousand, or 41.9%, to $44 thousand for the three months ended September 30, 2007 compared to $31 thousand for the three months ended September 30, 2006. Offsetting these increases was a decrease in overdraft fee income on deposit accounts of $19 thousand, or 12.6%, to $132 thousand for the three months ended September 30, 2007 compared to $151 thousand for the same prior year period. The Bank instituted an overdraft protection program in 2005 and experienced a significant increase in overdraft fees since that time, however this trend has started to level off and decrease slightly.

Noninterest Expense: Noninterest expense increased $364 thousand, or 20.8%, to $2.1 million for the three months ended September 30, 2007 compared to $1.8 million for the three months ended September 30, 2006, primarily attributable to $234 thousand of indirect expenses related to the planned acquisition of City Savings Financial Corporation and its subsidiary City Savings Bank in the 4th quarter of 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Occupancy and equipment expense increased $65 thousand, or 19.4%, for the three months ended September 30, 2007 compared to the same prior year period. Computer equipment and furniture expense attributable to the acquisition was $27 thousand. In anticipation of the acquisition, the Bank converted to a new ATM provider during the 3rd quarter of 2007 in order to provide real time access to its customer base and incurred expenses of $23 thousand in network upgrades and $17 thousand due to the installation and wiring costs for the new City Savings Bank branches. Data processing costs increased $81 thousand, or 111.0%, for the three months ended September 30, 2007 compared to the same prior year period primarily attributed to initial conversion costs of $54 thousand paid to our core processing provider for the upcoming acquisition of City Savings Bank. Advertising expenses increased $8 thousand, or 29.6%, due to the expense of the creation of the new image campaign for the pending acquisition. Bank examination fees increased $48 thousand, or 80.0%, due to the increased estimated annual audit expenses given our pending public company status. Other expenses increased $122 thousand, or 81.3%, attributed to $48 thousand in recruitment fees paid for the hiring of the new V.P. of Commercial and Consumer Lending and the V.P. of Commercial Lending for the new Chesterton Office that we will have after the acquisition. General supplies expense, included in other expenses, increased $9 thousand due to purchases made for the acquisition with City Savings Bank. Also contributing to the increase in other expenses was a $52 thousand refund the Bank received in the 3rd quarter of 2006 from the provider of the Bank’s overdraft program, which it did not receive in 2007.

Income Taxes: Income tax expense (benefit) was $(33) thousand for the three months ended September 30, 2007, a decrease of $106 thousand from the three months ended September 30, 2006, primarily due to a decrease in income before income taxes of $340 thousand. The effective tax rate was a tax benefit of (70.2%) for the three months ended September 30, 2007 compared to tax expense of 18.93% for the three months ended September 30, 2006. The effective tax rate was significantly lower in the current year period due to a higher ratio of the total income before tax representing tax exempt securities and life insurance income. This resulted from the overall lower level of income before income taxes in the current period.

Comparison of Operating Results for Nine Month Periods Ended September 30, 2007 and September 30, 2006

Net Income: Net income increased $115 thousand, or 13.1%, to $994 thousand for the nine months ended September 30, 2007 compared to $879 thousand for the nine months ended September 30, 2006. This increase is due to the increase in noninterest income of $1.0 million, or 73.0%, to $2.5 million for the nine months ended September 30, 2007 compared to $1.4 million for the nine months ended September 30, 2006, offset by a decrease in net interest income of $247 thousand, or 4.9%, and a significant increase in noninterest expense of $640 thousand, or 12.0%. A sale of Fannie Mae and Freddie Mac preferred stock during the 1st quarter of 2007 resulted in a gain of $896 thousand contributing to the increase in noninterest income. The flat yield curve we have experienced over the last year continued to put pressure on deposit rates and as a result the net interest margin decreased to 2.82% for the nine months ended September 30, 2007 from 2.90% for the nine months ended September 30, 2006. The increase in noninterest expense was primarily attributable to the nonrecurring indirect expenses related to the planned acquisition of City Savings Financial Corporation and its subsidiary City Savings Bank in the 4th quarter of 2007. All indirect costs related to the acquisition have been and will continue to be expensed as they are incurred.

Net Interest Income: Net interest income decreased $247 thousand, or 4.9%, to $4.8 million for the nine months ended September 30, 2007 compared to $5.1 million for the nine months ended September 30, 2006. The annualized yield on average interest earning assets increased 26 basis points but was offset by an increase in the annualized cost of average interest bearing liabilities of 46 basis points resulting in a net decrease of 20 basis points in the annualized net interest spread. This compression in the net interest spread is attributed to the flat yield curve, along with the decrease of higher yielding average loan balances.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the nine months ended September 30, 2007 and September 30, 2006. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense.

	For the Nine Months Ended September 30,
	2007			2006
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Loans	$136,340	$7,121	6.96%	$140,831	$6,981	6.61%
Taxable securities	77,609	2,762	4.75%	73,734	2,512	4.54%
Tax exempt securities	9,744	298	4.08%	11,316	355	4.18%
Federal Home Loan Bank of
Indianapolis stock	2,661	93	4.66%	2,749	98	4.75%
Federal funds sold and other interest-bearing deposits	2,915	111	5.08%	3,656	131	4.78%

Total interest earning assets	229,269	10,385	6.04%	232,286	10,077	5.78%
Non-interest earning assets	23,872			23,759

Total assets	$253,141			$256,045

Savings deposits	$38,986	146	0.50%	$43,377	162	0.50%
Money market and NOW accounts	21,776	304	1.86%	19,913	173	1.16%
CD’s and IRA’s	98,724	3,471	4.69%	95,183	2,938	4.12%

Total interest-bearing deposits	159,486	3,921	3.28%	158,473	3,273	2.75%
FHLB advances	40,310	1,651	5.46%	46,587	1,744	4.99%

Total interest-bearing liabilities	199,796	5,572	3.72%	205,060	5,017	3.26%

Noninterest-bearing liabilities	26,704			26,084

Total liabilities	226,500			231,144
Equity	26,641			24,901

Total liabilities & equity	$253,141			$256,045

Net interest income		$4,813			$5,060

Net interest rate spread			2.32%			2.52%
Net interest margin			2.80%			2.90%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest and Dividend Income: Interest and dividend income increased $308 thousand, or 3.1%, to $10.4 million for the nine months ended September 30, 2007 compared to $10.1 million for the nine months ended September 30, 2006. The increase is attributable to the increase in the annualized average yield on both loans and investments for the nine months ended September 30, 2007 compared to the same prior year period.

The annualized average yield on taxable securities increased 21 basis points to 4.75% for the nine months ended September 30, 2007 compared to 4.54% for the same prior year period. The annualized average yield on loans increased 35 basis points to 6.96% for the nine months ended September 30, 2007 as compared to 6.61% for the same prior year period, primarily due to the increase in the average prime rate for the nine months ended September 30, 2007 to 8.25% from 7.83% during the same prior year period. As a result of the increase in prime rate, loans based on this index continued to reprice at higher rates. Also contributing to the increase in the average loan yield is the increase in the indirect automobile loan portfolio due to a change in pricing structure. The indirect portfolio had an annualized average yield of 5.32% for the nine months ended September 30, 2007 compared to 4.89% for the same prior year period. The increase in yield was offset by a decrease in the average balance of the indirect loan portfolio of $4.6 million, to $12.4 million for the nine months ended September 30, 2007 compared to $17.0 million for the same prior year period. As previously mentioned, management elected to increase the pricing on this portfolio due to the substandard return in addition to the additional credit risk, realizing that the balance on the portfolio would be decreasing over time.

Other interest income decreased $20 thousand, or 15.3%, to $111 thousand for the nine months ended September 30, 2007 compared to $131 thousand for the nine months ended September 30, 2006. The decrease was primarily attributable to a decrease of $741 thousand in the average balance of other interest earning assets.

Interest Expense: Interest expense increased $555 thousand, or 11.1%, to $5.6 million for the nine months ended September 30, 2007 compared to $5.0 million for the nine months ended September 30, 2006. The overall annualized average cost of interest bearing liabilities increased to 3.72% for the nine months ended September 30, 2007 compared to 3.26% for the same prior year period. This increase is due to the continued competitive pressure on interest rates paid for deposits, particularly for certificates of deposit and IRAs.

The annualized average cost on certificates of deposit and IRAs was 4.69% for the nine months ended September 30, 2007 compared to 4.12% for the same prior year period, in addition to an increase in the average balance of certificates of deposit and IRAs of $3.5 million for the nine months ended September 30, 2007 compared to the prior year period. During this time, the Bank found that although the average cost on certificates of deposits and IRAs had increased, it was less than the rates on borrowings and, therefore, the Bank chose to reduce the average balance on borrowings by $6.3 million.

In the second half of 2006, management elected to tier and increase the rates paid on NOW and money market accounts in order to compete with other banks in the marketplace. This resulted in an increase in the average cost of NOW and money market deposits of 70 basis points for the nine months ended September 30, 2007 compared to the same prior year period. We may continue to see pressure for increased interest rates on these deposits in the future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $9 thousand for the nine month period ended September 30, 2007 compared to a $93 thousand provision for the nine month period ended September 30, 2006. Net charge-offs for the same periods were $51 thousand for 2007 as compared to $130 thousand for 2006. We had previously reserved for the majority of the net charge-offs in the allowance for loan losses at the end of the prior year. The allowance for loan losses was $999 thousand, or 0.76%, of loans outstanding at September 30, 2007 compared to $1.0 million, or 0.76%, of loans outstanding at December 31, 2006.

Noninterest Income: Noninterest income increased $1.0 million, or 73.0%, to $2.5 million for the nine months ended September 30, 2007 from $1.4 million for the nine months ended September 30, 2006. The increase was primarily due to an increase in net gains on securities of $916 thousand for the nine months ended September 30, 2007, including $896 thousand of gains in the first quarter of 2007 from the sale of Fannie Mae and Freddie Mac preferred stock as discussed above. Also contributing to this increase was a gain on the sale of an OREO property that the Bank previously held. The Bank sold the commercial real estate property and recorded a gain of $67 thousand, included in other income, for the nine months ended September 30, 2007. The Bank held no OREO properties at September 30, 2007. There was an increase in brokerage and trust fees of $71 thousand in the nine months ended September 30, 2007 compared to the same prior year period. This is a result of the continued focus on sales and marketing efforts in both the trust and brokerage areas. Offsetting these increases was a $28 thousand decrease in net gains on the sale of residential real estate loans in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, due to the continued slowdown in the real estate market as well as management’s decision to retain a portion of loans originated beginning in the 2nd quarter of 2007. Overdraft fees also decreased $32 thousand in the nine months ended September 30, 2007 compared to the same prior year period. The Bank instituted an overdraft protection program in 2005 and experienced a significant increase in overdraft fees since that time however this trend has started to decline slightly.

Noninterest Expense: Noninterest expense increased $640 thousand, or 12.0%, to $6.0 million in the nine month period ended September 30, 2007 compared to $5.3 million for the nine months ended September 30, 2006, primarily attributed to $340 thousand of indirect expenses related to the planned acquisition of City Savings Financial Corporation and its subsidiary City Savings Bank in the 4th quarter of 2007.

Salaries and employee benefits increased $165 thousand, or 5.1%, to $3.4 million for the nine months ended September 30, 2007 compared to $3.3 million for the nine months ended September 30, 2006. The Bank added three additional positions in the 2nd and 3rd quarters of 2007, which were the Controller, V.P. of Commercial and Consumer Lending and V.P. of Commercial Lending, which contributed to the increase. These positions were added due to the pending acquisition with City Savings Bank. We also experienced an increase in expenses related to supplemental employee retirement plans of $55 thousand for the nine months ended September 30, 2007 compared to the prior year period. The increase in expense for these plans was primarily due to an adjustment of $18 thousand to the supplemental employee retirement plan to record a liability for payments owed under an existing plan and a $13 thousand adjustment made to the supplemental life insurance plan due to a change in retirement assumptions made in the 2nd quarter of 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Occupancy and equipment expense increased $22 thousand to $1.1 million for the nine months ended September 30, 2007 compared to $1.0 million for the same period in 2006. Computer equipment and furniture expense attributable to the acquisition was $27 thousand. In anticipation of the acquisition, the Bank converted to a new ATM provider during the 3rd quarter of 2007 in order to provide real time access to its customer base and incurred expenses of $23 thousand in network upgrades and $17 thousand due to the installation and wiring costs for the new City Savings Bank branches. Data processing costs increased $167 thousand, or 81.5%, for the nine months ended September 30, 2007 compared to the prior year period, primarily due to the $54 thousand initial payment of the conversion costs to our core processing provider for the pending acquisition of City Savings Bank. Also contributing to this increase in data processing costs was the deconversion costs of $24 thousand incurred to convert to a new ATM network in the 2nd quarter of 2007. We also incurred approximately $25 thousand in fees to upgrade our online banking product during the nine months ended September 30, 2007. Additionally, the Bank subscribed to an internet based mortgage application system in June of 2006, which accounted for an increase of approximately $15 thousand for the nine months ended September 30, 2007. The Bank also incurred approximately $8 thousand in advertising expense due to the expense of the creation of the new image campaign for the pending acquisition.

There was an increase in Bank examination fees of $108 thousand for the nine months ended September 30, 2007 primarily due to increased estimated annual audit expenses given our pending public company status. Other expenses increased $165 thousand, or 28.4%, for the nine months ended September 30, 2006 primarily due to $48 thousand for recruitment fees paid for the hiring of the new V.P. of Commercial and Consumer Lending and the V.P. of Commercial Lending. Also contributing to this increase in other expenses was a $52 thousand refund the Bank received in the 3rd quarter of 2006 from the provider of the Bank’s overdraft program, which it did not receive in 2007. General supplies expense, included in other expenses, increased $31 thousand in the nine months ended September 30, 2007 due to purchases made for the acquisition of City Savings Bank as well as general price increases.

Income Taxes: Income tax expense was $306 thousand for the nine months ended September 30, 2007, an increase of $119 thousand from the nine months ended September 30, 2006, primarily due to an increase in income before income taxes of $234 thousand from September 30, 2006 to 2007. The effective tax rate was 23.54% for the nine months ended September 30, 2007 compared to 17.54% for the nine months ended September 30, 2006. The effective tax rate was lower in the prior year period due to a higher ratio of the total income before tax representing tax exempt securities and life insurance income in the prior year period as a result of higher tax exempt income in the 2006 period and the overall lower level of income before income taxes in the 2006 period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet cash flow requirements of the Bank. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise. A bank may achieve desired liquidity from both assets and liabilities. Cash and deposits held in other banks, Federal funds sold, other short term investments and securities available-for-sale, maturing loans and investments, payments of principal and interest on loans and investments, and potential loan sales are sources of asset liquidity. Deposit growth and access to credit lines established with correspondent banks and market sources of funds are sources of liability liquidity. The Bank reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. The policy of the Board of Directors is to maintain sufficient capital at not less than the “well-capitalized” thresholds established by banking regulators. Management believes that the Bank maintains adequate sources of liquidity to meet its liquidity needs.

The Bank’s liquid assets, defined as cash and due from financial institutions, federal funds sold and deposits with banks and market value of unpledged securities available-for-sale totaled $81.8 million at September 30, 2007 and constituted 32.7% of total assets at that date compared to $99.7 million, or 37.4%, of total assets at December 31, 2006.

Although the Bank’s sources of liquidity include liquid assets, the Bank maintains lines of credit with the Federal Home Loan Bank. The total of these lines of credit were $47.2 million at September 30, 2007, of which $36.5 million in Federal Home Loan Bank advances were outstanding. The Bank actively utilizes its borrowing capacity with the Federal Home Loan Bank to manage liquidity and to provide a funding alternative to time deposits if the Federal Home Loan Bank’s rates and terms are more favorable. The advances from the Federal Home Loan Bank can have maturities from overnight to multiple years. At September 30, 2007, $7.0 million was due within one year and $29.5 million had maturities greater than a year.

Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios and minimum ratio requirements. Under these regulations, banks are required to maintain a total risk-based capital ratio of 8.0% and Tier 1 risk-based capital ratio (primarily total equity) of at least 4.0% of total qualifying capital. The Bank had total and Tier 1 risk-based capital ratios of, 19.19% and 18.52% at September 30, 2007, and was “well-capitalized” under the regulatory guidelines.

In addition, regulators have adopted a minimum leverage ratio standard for Tier 1 risk-based capital to total assets. The minimum ratio for top-rated institutions may be as low as 3%. However, regulatory agencies have stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3% minimum. As of September 30, 2007, the Bank’s leverage ratio was 10.92%. Capital levels for the Bank remain above the established regulatory capital requirements.

Impact of Inflation

The primary impact of inflation on the Bank is its effect on interest rates. The Bank’s primary source of income is net interest income, which is affected by changes in interest rates. The Bank attempts to limit the impact of inflation on its net interest margin through management of rate-sensitive assets and liabilities and analyses of interest rate sensitivity. The effect of inflation on premises and equipment as well as on noninterest expenses has not been significant for the periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Proper management of interest rate sensitivity and maturities of assets and liabilities is required to protect and increase our net interest margin and asset values. Interest rate sensitivity spread management is an important tool for achieving this objective and for developing ways in which to improve profitability.

The Bank constantly monitors earning asset and deposit levels, developments and trends in interest rates, liquidity, capital adequacy and marketplace opportunities. Management responds to all of these to protect and possibly enhance net interest income while managing risks within acceptable levels as set forth in the Bank’s policies. In addition, alternative business plans and transactions are contemplated for their potential impact. This process is known as asset/liability management and is carried out by changing the maturities and relative proportions of the various types of loans, investments, deposits and borrowings in the ways described above.

A commonly used tool to manage and analyze the interest rate sensitivity of a bank is known as a computer simulation model. In the 3rd quarter of 2007, the Bank started using a more advanced computer simulation model. This model provides a more comprehensive tool to assist in the management of the Bank’s interest rate sensitivity. To quantify the extent of risks in both the Bank’s current position and in transactions it might make in the future, the Bank uses a model to simulate the impact of different interest rate scenarios on net interest income. The hypothetical impact of sudden shock (generally, an immediate change in interest rates of +/- 2.00%) and smaller incremental interest rate changes are modeled at least quarterly, representing the primary means the Bank uses for interest rate risk management decisions.

At September 30, 2007, given a +2.00% or -2.00% shock in interest rates, the model results in the Bank’s net interest income for the next twelve months changing by $147 thousand, or 2.19%, and $(360) thousand, or (5.37)%, respectively.

When preparing its modeling, the Bank makes significant assumptions about the lag in the rate of change in various asset and liability categories. The Bank bases its assumptions on past experience and comparisons with other banks, and tests the validity of its assumptions by reviewing actual results with projected expectations.

ITEM 4.	CONTROLS AND PROCEDURES

The Bank has adopted interim disclosure controls and procedures designed to facilitate financial reporting. The Bank’s interim disclosure controls currently consist of communications among the Bank’s Chief Executive Officer, the Bank’s Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to its operations. These interim disclosure controls also contain certain elements of the Bank’s internal controls adopted in connection with applicable accounting and regulatory guidelines. In addition, the Bank’s Chief Executive Officer, Chief Financial Officer, Audit Committee and independent registered public accounting firm also meet on a quarterly basis to discuss disclosure matters. The Bank’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the interim disclosure controls and procedures as of the end of the period covered by this report and found them to be effective.

The Bank maintains internal control over financial reporting. During the most recent fiscal quarter, the Bank separated the commercial lending function from the underwriting and credit functions. The Executive Vice President of Commercial Lending transferred to the position of E.V.P., Chief Credit Officer to manage this function. The Bank hired a new Vice President of Commercial and Consumer Lending to focus on the origination and business development aspects of the commercial and consumer lending departments. Management believes this structure will strengthen internal controls over the financial reporting in the lending function of the Bank.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of September 30, 2007, there are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

As of September 30, 2007, there have been no material changes to the risk factors disclosed in the “Risks Related to the Merger” and “Risks Related to this Offering” sections included in LaPorte Bancorp, Inc.’s Form S-1 Registration Statement.

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

LaPorte Bancorp, Inc.
(registrant in formation)

November 14, 2007	/s/ Lee A. Brady
Date	Lee A. Brady,
President and Chief Executive Officer

November 14, 2007	/s/ Michele M. Thompson
Date	Michele M. Thompson,
Vice President and Chief Financial Officer