Form 10-K
period 2007-12-31
LaPorte Bancorp, Inc.
filed 2008-03-31
CIK 1400848

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 001-33384

LaPorte Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Federal	26-1231235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

710 Indiana Avenue, LaPorte, Indiana	46350
(Address of Principal Executive Offices)	Zip Code

(219) 362-7511

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value Preferred Stock, no par value	The NASDAQ Stock Market, LLC
Title of each class	Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 28, 2008, there were issued and outstanding 4,783,163 shares of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2007, is not available, as the Registrant’s common stock did not begin trading until October 15, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

•	Proxy Statement for the 2008 Annual Meeting of Stockholders of the Registrant (Part III).

PART I

Item 1.	Business

Forward Looking Statements

This Annual Report (including information incorporated by reference) contains, and future oral and written statements of LaPorte Bancorp, Inc. (“LaPorte Bancorp”) and its management may contain, forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of LaPorte Bancorp. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of LaPorte Bancorp’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and LaPorte Bancorp undertakes no obligation to update any statement in light of new information or future events.

LaPorte Bancorp’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. In addition to the Risk Factors listed in Item 1A, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of LaPorte Bancorp and its subsidiaries. These additional factors include, but are not limited to, the following:

•	the economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks;

•	changes in the interest rate environment (including changes in the shape of the yield curve) that reduce interest margins or reduce the fair value of financial instruments;

•	changes in prevailing real estate values both nationally and within our current and future market area;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	legislative or regulatory changes that adversely affect business;

•	The LaPorte Savings Bank’s ability to integrate successfully the operations of City Savings Bank into its operations;

•	changes in local economic conditions including but not limited to employment and income levels;

•	our ability to successfully manage our plan to increase our commercial lending;

•	adverse changes in the securities market;

•	the costs, effects and outcomes of existing or future litigation; and

•

changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission, and the Public Company Accounting Oversight Board.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

LaPorte Savings Bank, MHC

LaPorte Savings Bank, MHC is our federally-chartered mutual holding company parent. As a mutual holding company, LaPorte Savings Bank, MHC is a non-stock company. LaPorte Savings Bank, MHC currently owns 52.7% of LaPorte Bancorp’s common stock. As long as LaPorte Savings Bank, MHC exists, it is required to own a majority of the voting stock of LaPorte Bancorp and, through its board of directors, will be able to exercise voting control over most matters put to a vote of shareholders. LaPorte Savings Bank, MHC does not engage in any business activity other than owning a majority of the common stock of LaPorte Bancorp.

LaPorte Bancorp, Inc.

LaPorte Bancorp, Inc. is the federally-chartered mid-tier stock holding company formed by The LaPorte Savings Bank to be its holding company as part of its mutual holding company reorganization and initial public offering. LaPorte Bancorp owns all of The LaPorte Savings Bank’s capital stock. LaPorte Bancorp’s primary business activities, apart from owning the shares of The LaPorte Savings Bank, currently consists of investing its assets in checking and money market accounts at The LaPorte Savings Bank. For parent only financial statements, see Note 19 of the Notes to Our Consolidated Financial Statements.

LaPorte Bancorp, as the holding company of The LaPorte Savings Bank, is authorized to pursue other business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. See “Supervision and Regulation—Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies. We currently have no specific arrangements or understandings regarding any such other activities.

LaPorte Bancorp’s cash flow depends on dividends received from The LaPorte Savings Bank. LaPorte Bancorp neither owns nor leases significant infrastructure, but instead pays a fee to The LaPorte Savings Bank for the use of its premises, equipment and furniture of The LaPorte Savings Bank. At the present time, we employ only persons who are officers of The LaPorte Savings Bank to serve as officers of LaPorte Bancorp. We, however, use the support staff of The LaPorte Savings Bank from time to time. We pay a fee to The LaPorte Savings Bank for the time devoted to LaPorte Bancorp by employees of The LaPorte Savings Bank. However, these persons are not separately compensated by LaPorte Bancorp. LaPorte Bancorp may hire additional employees, as appropriate, to the extent it expands its business in the future.

The LaPorte Savings Bank

The LaPorte Savings Bank is an Indiana-chartered savings bank that operates from seven full-service locations in LaPorte and Porter Counties, Indiana. We offer a variety of deposit and loan products as well as trust and investment services to individuals and small businesses, most of which are located in our primary market of LaPorte County, Indiana.

Our website address is www.laportesavingsbank.com. Information on our website is not and should not be considered a part of this Annual Report.

The LaPorte Savings Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in residential loans, commercial real estate loans, construction loans, home equity loans and lines of credit, commercial loans, indirect automobile and other consumer loans as well as agency securities and mortgage-backed securities. In addition, we offer trust and brokerage services.

Mutual Holding Company Reorganization, Initial Public Offering and City Savings Bank Merger

On March 8, 2007, The LaPorte Savings Bank entered into an agreement to acquire City Savings Financial Corporation and its subsidiary City Savings Bank (“City Savings Bank Merger”) for $34.00 per share with 50% to be paid in stock and 50% to be paid in cash. To support this acquisition, The LaPorte Savings Bank reorganized as a mutual holding company reorganization and made an initial public offering. The mutual holding company reorganization, initial public offering and City Savings Bank Merger were completed on October 12, 2007.

Following the completion of the mutual holding company reorganization, initial public offering and City Savings Bank Merger, LaPorte Savings Bank, MHC held 2,522,013 shares, or 52.7% of LaPorte Bancorp’s outstanding common stock, with public shareholders, including former City Savings Financial Corporation shareholders, owning the remaining 2,261,150 shares. The consideration paid in the City Savings Bank merger consisted of 961,931 shares of LaPorte Bancorp’s common stock and $9.6 million in cash. The Company sold 1,299,219 shares of common stock at $10.00 per share in a subscription and community offering which resulted in gross proceeds of $12,992,190. The shares of the LaPorte Bancorp’s common stock began trading on the NASDAQ Capital Market on October 15, 2007 under the ticker symbol “LPSB.” See Note 19 of the Notes to Our Consolidated Financial Statements included in Part III hereof.

Market Area

Our primary market for both loans and deposits is currently concentrated around the areas where our full-service banking offices are located in LaPorte and Porter Counties, Indiana. Following the City Savings Bank Merger, we increased our market presence in LaPorte and Porter Counties, particularly in Michigan City, Rolling Prairie and Chesterton, Indiana, the locations of former City Savings Bank branches.

Because of its location at the southern tip of Lake Michigan, LaPorte County is a major access point to the Chicago market for both rail and highway. LaPorte County is the second largest county in Indiana. The southern part of the county is rural and agricultural in nature. The northern part of the county is where LaPorte and Michigan City are located and the majority of the population is centered. The economy of LaPorte and Michigan City were once built around large manufacturing, however both have made the transition to light industry and service industry. Michigan City because of its location on Lake Michigan has seen a growth in tourism. As of June 30, 2007, The LaPorte Savings Bank and City Savings Bank, which we acquired, had a combined market share of approximately 21% in LaPorte County, which represented the second largest share in LaPorte County of any FDIC insured financial institution. Both land and labor cost in LaPorte County have remained below the surrounding market areas, while the population has remained stable and property values have not experienced large increases.

Porter County to the west has seen much higher growth because of its proximity to the Chicago market. As a result of the acquisition of City Savings Financial we acquired a branch in Chesterton in Porter County. We have also acquired a site in the city of Valparaiso for a possible new branch office.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property. During the past several years, we have increased our originations of commercial real estate loans in an effort to increase interest income and reduce our one- to four-family residential loan portfolio as a percentage of our total loans. In the future, we intend to maintain our focus on originating fixed rate one- to four- family residential loans and selling a majority of such loans. In addition, we would continue to seek to originate residential adjustable rate mortgages for the portfolio, subject to consumer demand. In addition we intend to continue to increase our commercial real estate lending as a percentage of our total loan portfolio. Finally, we anticipate decreasing our other loans, specifically the indirect automobile loans, due to profitability and pricing factors.

The volume of and risk associated with our loans, particularly those not secured by one- to four-family residences, are affected by general economic conditions, including the current environment, which appears to include a slowing of the economy and flat real estate values.

Loan Approval Procedures and Authority. Our loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, we review each borrower’s employment and credit history and information on the historical and projected income and expenses of mortgagors. All residential mortgage loans in excess of the individual officer’s loan authority but less than an amount requiring board approval must be approved by the Management Loan Committee. The Management Loan Committee consists of the President, the Executive Vice President – Credit, the Senior Vice President Residential Lending, Vice President Commercial Lending, and the Executive Vice President/Chief Financial Officer. Committee approval is required for all real estate loans above Freddie Mac eligible guidelines but less than an aggregate of $750,000. Other non Freddie Mac loans require Committee approval if they exceed individual authorities but have an aggregate of less than $750,000. Board approval is required for all real estate loans above Freddie Mac guidelines or for loans for which the customer has aggregate balance of $750,000 or more.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate:
One- to four- family	$93,439	42.05%	$63,973	46.72%	$69,596	49.21%	$77,562	51.65%	$94,027	56.97%
Five or more family	712	0.32	204	0.15	—	—	60	0.04	129	0.08
Commercial	59,332	26.70	35,578	25.98	33,076	23.39	26,363	17.55	27,803	16.85
Construction	11,268	5.07	2,578	1.88	2,132	1.51	6,991	4.66	6,165	3.73
Land	4,829	2.17	74	0.06	299	0.21	70	0.05	119	0.07

Total real estate	169,580	76.32	102,407	74.79	105,103	74.32	111,046	73.95	128,243	77.70

Consumer and other loans:
Home equity	16,996	7.65	7,303	5.33	7,844	5.55	9,228	6.14	7,133	4.32
Commercial	17,356	7.81	9,569	6.99	5,753	4.07	5,489	3.66	4,263	2.58

Automobile and other loans(1)	18,276	8.22	17,650	12.89	22,713	16.06	24,405	16.25	25,412	15.40

Total consumer and other loans	52,628	23.68	34,522	25.21	36,310	25.68	39,122	26.05	36,808	22.30

Total loans	$222,208	100.00%	$136,929	100.00%	$141,413	100.00%	$150,168	100.00%	$165,051	100.00%

Net deferred loan (fees) costs	86		189		228		207		214
Allowance for loan losses	(1,797)		(1,041)		(1,064)		(965)		(1,296)

Total loans, net	$220,497		$136,077		$140,577		$149,410		$163,969

(1)

Includes $9,604 of indirect automobile and $8,672 of direct automobile and other loans at December 31, 2007, $14,091 and $3,559 at December 31, 2006, $18,900 and $3,813 at December 31, 2005, $19,580 and $4,825 at December 31, 2004, and $19,764 and $5,648 at December 31, 2003.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2007. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four- Family		Five or More Family		Commercial Real Estate		Commercial Non-Real Estate		Construction and Land		Consumer, Automobile and Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2008	$786	8.13%	$—	—%	$9,213	8.03%	$6,234	7.07%	$14,217	8.24%	$2,802	7.27%	$33,252	7.87%
2009	368	5.83	197	8.50	2,486	7.66	1,443	7.77	971	7.96	4,725	6.95	10,190	7.30
2010	227	6.83	—	—	5,951	7.38	1,536	7.31	526	7.47	5,044	6.54	13,284	7.03
2011 to 2012	3,252	6.22	—	—	8,708	7.73	3,774	6.67	29	8.75	11,138	7.49	26,901	7.29
2013 to 2017	19,147	6.20	284	8.09	11,145	7.65	4,369	7.48	30	6.13	7,905	7.48	42,880	6.95
2018 to 2022	14,819	5.96	61	6.50	11,030	7.29	—	—	165	7.56	2,524	7.22	28,599	6.59
2023 and beyond	54,840	6.47	170	7.50	10,799	6.73	—	—	159	7.71	1,134	7.16	67,102	6.53

Total	$93,439	6.34%	$712	7.93%	$59,332	7.46%	$17,356	7.17%	$16,097	8.18%	$35,272	7.23%	$222,208	6.98%

The following table sets forth the scheduled repayments of fixed- and adjustable rate loans at December 31, 2007 that are contractually due after December 31, 2008.

	Due After December 31, 2008
	Fixed	Adjustable	Total
	(In thousands)
Real Estate:
One- to four-family	$70,300	$22,353	$92,653
Five or more family	199	513	712
Commercial	13,066	37,053	50,119
Construction	—	100	100
Land	584	1,196	1,780

Total real estate loans	84,149	61,215	145,364

Consumer and other loans:
Home equity	$4,510	$11,268	$15,778
Commercial	8,405	2,717	11,122
Indirect automobile and other	16,585	107	16,692

Total consumer and other loans	29,500	14,092	43,592

Total loans	$113,649	$75,307	$188,956

One- to Four-Family Residential Loans. Historically, our primary lending activity has consisted of the origination of one- to four-family residential mortgage loans secured primarily by local properties. At December 31, 2007, approximately $93.4 million, or 42.1% of our loan portfolio, consisted of one- to four-family residential loans.

Our one- to four-family residential mortgage loans are currently originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, although loans may be made with higher loan-to-value ratios at a higher interest rate to compensate for the increased credit risk. Private mortgage insurance is generally required on loans with a loan-to-value ratio in excess of 80%. Fixed-rate loans are originated for terms of 15 to 40 years. At December 31, 2007, our largest loan secured by one- to four-family real estate had a principal balance of approximately $914,000 and was secured by a single-family residence. This loan was performing in accordance with its repayment terms at December 31, 2007.

We also offer, to a lesser extent, adjustable rate mortgage loans with fixed terms of one, three, five, seven or ten years before converting to an annual adjustment schedule based on changes in a designated United States Treasury index. We originated $213,000 of adjustable rate one- to four-family residential loans during the year ended December 31, 2007 and $158,000 during the year ended December 31, 2006. Our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 600 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

We acquired a substantial amount of adjustable rate mortgage loans from City Savings Bank. As of December 31, 2007 the balance on the adjustable rate loans acquired from City Savings Bank was $19.5 million. The majority of these loans were fixed for an initial term of five years and then adjust on an annual basis thereafter, pegged to the one-year United States Treasury index. The adjustable rate mortgage loans that City Savings originated provide for a maximum interest rate adjustment of 200 basis points over a one-year period and a maximum adjustment of 600 basis points over the life of the loan, and are amortized over terms up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the interest payments on the loan increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2007, $22.4 million, or 24.1%, of our one- to four-family residential loans contractually due after December 31, 2008 had adjustable rates of interest.

All one- to four-family residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

Regulations guide the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For all loans, we utilize outside independent appraisers approved by the board. All borrowers are required to obtain title insurance. We also require fire and casualty insurance and, where circumstances warrant, flood insurance.

Commercial Real Estate Loans. At December 31, 2007, $59.3 million, or 26.7% of our total loan portfolio consisted of commercial real estate loans. Our commercial real estate loans are secured by retail, industrial, warehouse, service, medical and other commercial properties. Because, on average, our commercial real estate loans have a shorter term to reprice and a higher yield than our residential loans, such loans can be a helpful asset/liability management tool.

We originate both fixed- and adjustable-rate commercial real estate loans. Our originated fixed-rate commercial real estate loans generally have initial terms of up to five years, with a balloon payment at the end of the term. Our originated adjustable-rate commercial real estate loans generally have an initial term of three- to five-years and a repricing option. Our originated commercial real estate loans generally amortize over 15 years. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. At December 31, 2007, our largest commercial real estate loan balance was $2.2 million. At December 31, 2007, this loan was performing in accordance with its repayment terms.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 120% of the monthly debt service. Personal guarantees are obtained from commercial real estate borrowers although we will consider waiving this requirement based upon the loan-to-value ratio and the debt coverage ratio of the proposed loan. All purchase money and asset refinance borrowers are required to obtain title insurance. We also require fire and casualty insurance and, where circumstances warrant, flood insurance.

We acquired a number of commercial real estate loans as a result of the acquisition of City Savings Financial. The balance of acquired commercial real estate loans was $26.4 million, at December 31, 2007. The majority of these loans were adjustable-rate commercial real estate loans generally having terms no greater than 20 years. Acquired loans that showed evidence of credit deterioration since their origination were recorded at an allocated fair value. For further information about the accounting treatment of purchased loans subject to SOP 03-3, see Note 3 of Our Notes to Consolidated Financial Statements included in Part III hereof.

Loans secured by commercial real estate generally are considered to present greater risk than one- to four-family residential loans. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, such as may be occurring today. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate.

Set forth below is information regarding our commercial real estate loans at December 31, 2007.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Real estate development and rental	114	$15,277
Health care and social	12	5,903
Retail trade	38	6,191
Accommodation and food	31	6,244
Other services	34	4,618
Manufacturing	21	4,921
Construction	55	8,669
Other miscellaneous	50	7,509

	355	$59,332

At December 31, 2007, $1.1 million of our commercial real estate loans were classified as non-performing. $632,000 of these loans were acquired from City Savings Bank.

During recent years, we have increased our emphasis on commercial real estate lending. We expect to continue this increased emphasis in the future, subject to market conditions.

Construction and Land Loans. At December 31, 2007, $16.1 million, or 7.2%, of our total loan portfolio consisted of construction and land loans. A majority of our mortgage construction loans are for the construction of residential properties and carry fixed rates. Most of our current residential construction loan originations are structured for permanent mortgage financing once the construction is completed. At December 31, 2007, our largest residential construction loan balance was $242,000. At December 31, 2007 the loan was performing in accordance with its terms.

Most of our current construction loans, once converted to permanent financing, repay over a thirty-year period. Most of our current construction loans require only the payment of interest during the construction period. Most of our current construction loans are made in amounts of up to 80% of the lesser of the appraised value of the completed property or contract price plus value of the land improvements. Funds are disbursed based on our inspections in accordance with a schedule reflecting the completion of portions of the project.

For all construction and land loans, we utilize outside independent appraisers approved by the board. All borrowers are required to obtain title insurance. We also require fire and casualty insurance on construction loans and, where circumstances warrant, flood insurance on properties.

We also occasionally make loans to builders and developers “on speculation” to finance the construction of residential property where justified by an independent appraisal. We acquired a number of such loans in the City Savings bank merger. Whether we are willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by a separate underwriting process. At December 31, 2007, we had construction loans with outstanding aggregate balances of $3.9 million secured by one- to four-family residential property built on speculation. It is management’s intent to reduce these outstanding commitments due to the slowing real estate market.

We also make commercial land development and residential land loans. The growth in this area has been primarily from loans to real estate developers for the acquisition and development of one-to four-family residential developments. A majority of our commercial real estate land development loans were acquired from City Savings Bank. At December 31, 2007, we had $4.3 million of land loans acquired from City Savings Bank. At December 31, 2007, our largest commercial real estate development loan balance was $1.2 million. At December 31, 2007 the loan was performing in accordance with its terms.

We also make construction loans for commercial development projects such as multi-family, apartment and small retail and office buildings. These loans generally have an interest-only phase during construction then convert to permanent financing. Disbursements of construction loan funds are at our discretion based on the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At December 31, 2007, we had construction loans with an outstanding aggregate balance of $4.6 million and $1.6 million of undrawn commitments which were secured by multi-family residential or commercial property. Most of these loans were acquired in the City Savings Bank merger. At December 31, 2007, we had $2.2 million in commercial construction loans acquired from City Savings Bank. At December 31, 2007, our largest commercial construction loan balance was $2.0 million. At December 31, 2007, the loan was performing in accordance with its terms.

We also occasionally make loans to builders and developers for the development of one- to four-family lots in our market area. We acquired a number of such loans in the City Savings Bank merger. All of our land loans have been originated with adjustable rates of interest and have terms of five years or less. Land loans are generally made in amounts up to a maximum loan-to-value ratio of 75% based upon an independent appraisal. When feasible, we obtain personal guarantees for our land loans.

The table below sets forth, by type of collateral property, the number and amount of our construction and land loans at December 31, 2007, all of which are secured by properties located in our market area.

	Number of Loans	Loans in Process	Net Principal Balance	Non-Performing or of Concern
	(Dollars in thousands)
One- to four-family construction	70	$—	$6,701	$—
Multi-family construction	—	—	—	—
Commercial	4	—	4,567	—
Land	29	—	4,829	—

Total construction and land loans	103	$—	$16,097	$—

Construction and land lending generally affords us an opportunity to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction and land lending to persons other than owner-occupants is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects (including the current apparent economic slowdown and flat real estate values), real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Our risk of loss on a construction or land loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, we may be required to modify the terms of the loan.

Commercial Loans. At December 31, 2007, $17.4 million, or 7.8% of our total loan portfolio consisted of commercial loans, of which $4.8 million of these loans were acquired in the City Savings Bank Merger. Purchased loans that showed evidence of credit deterioration since their origination were recorded at an allocated fair value. For further information about the accounting treatment of purchased loans subject to SOP 03-3, see Note 3 of the Notes to Our Consolidated Financial Statements included in Part III hereof.

Commercial credit is offered primarily to small business customers, usually for asset acquisition, business expansion or working capital purposes. Current term loan originations generally have a three- to five-year term with a balloon payment. Current term loan originations will not exceed 15 years without approval from the board. The maximum loan-to-value ratio of our current commercial loan originations is generally 80%. The extension of a commercial credit is based on the ability and stability of management, whether cash flows support the proposed debt repayment, earnings projections and the assumptions for such projections and the volume and marketability of any underlying collateral. At December 31, 2007, our largest commercial loan balance was $2.7 million, and secured by a trust security portfolio. At December 31, 2007, this loan was performing in accordance with its terms.

Set forth below is information regarding The LaPorte Savings Bank’s commercial business (non-real estate) loans at December 31, 2007.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Real estate development and rental	11	$3,101
Health care and social	7	817
Retail trade	76	1,591
Accommodation and food	3	1,443
Other services	7	413
Manufacturing	40	6,550
Construction	26	684
Other miscellaneous	39	2,757

	209	$17,356

Commercial loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself which may be highly vulnerable to changes in general economic conditions (including today’s apparently slowing economy.) Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuating in value based on the success of the business. We seek to minimize these risks through our underwriting standards.

Home Equity Loans and Lines of Credit. We originate fixed and variable rate home equity loans and variable rate home equity lines of credit secured by a lien on the borrower’s residence. Our home equity products generally are limited to 80% of the property value less any other mortgages. The variable interest rates for home equity loans and lines of credit are determined by the Wall Street Journal prime rate and may not exceed a designated maximum over the life of the loan. We currently offer home equity loans with terms of up to 10 years with principal and interest paid monthly from the closing date. Our home equity lines of credit provide for an initial draw period of up to 10 years, and payments include principal and interest calculated based on 2% of the outstanding principal balance. We offer interest-only home equity loans up to a five year term with payments of monthly interest. At the end of the initial term, the line must be paid in full or renewed. At December 31, 2007, $17.0 million or 7.7% of our total loan portfolio consisted of home equity loans and lines of credit. At December 31, 2007, our largest home equity loan balance was $372,000. This loan was secured by a residential property and was performing in accordance with its terms.

Home equity loans acquired in connection with the City Savings Bank merger were $9.2 million at December 31, 2007, of which $6.1 million of these loans were interest only home equity loans with principal to be repaid at maturity.

Home equity lending is subject to the same risks as one-to four-family residential lending except that, since home equity loans tend to carry higher loan to value ratios and, in some cases, more household debt than one-to four-family loans, there is often a somewhat higher degree of credit risk.

At December 31, 2007, we had one home equity loan of $299,000 which was classified as non-performing. This loan was acquired in connection with the City Savings Bank merger.

Consumer and Other Loans. We offer a variety of loans that are either unsecured or secured by property other than real estate. These loans include loans secured by deposits, recreational vehicles or boats, personal and bond loans and indirect and direct automobile loans. At December 31, 2007, these consumer and other loans totaled $18.3 million, or 8.2% of the total loan portfolio. We acquired a significant portfolio of these loans in connection with the City Savings Bank merger. At December 31, 2007, we had $5.9 million of such loans acquired with the City Savings Bank merger. At December 31, 2007, $9.6 million or 4.3% of our total loan portfolio consisted of indirect automobile loans.

The terms of our consumer and other loans vary according to the type of collateral, length of contract, and creditworthiness of the borrower. We generally will write indirect and direct automobile loans for up to 100% of the retail value for a new automobile and up to 100% of the wholesale value for a used automobile. The repayment schedule of loans covering both new and used vehicles is consistent with the expected life and normal depreciation of the vehicle. The majority of the loans for recreational vehicles and boats were originated by City Savings Bank prior to the City Savings Bank Merger and were written for no more than 80% of the realistic sales price of the collateral, for a term that is consistent with its expected life and normal depreciation.

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are likely to be affected by adverse personal circumstances and the overall economy, which appears to be slowing. Furthermore, the application of various state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2007 we had $28,000 of consumer loans that were non-performing. However, in view of the possible increase in the amount and scope of our consumer lending activities, there can be no assurance that delinquencies in our consumer loan portfolio will not increase in the future.

Loan Originations, Purchases and Sales. Our loan origination activities have been primarily concentrated in our local market area. New loans are generated primarily from local realtors, walk-in customers, customer referrals, and other parties with whom we do business, and from the efforts of employees and advertising. Loan applications are underwritten and processed at our main office.

From time to time, we purchase loans from third parties to supplement loan production. In particular, we may purchase loans of a type which are not available or available with as favorable terms in our own market area. We generally use the same underwriting standards in evaluating loan purchases as we do in originating loans. During 2007, we purchased $2.0 million of commercial real estate loans which were fully guaranteed by The United States Department of Agriculture. One of the two loans purchased during 2007 financed a 174,000 square foot expansion of a manufacturing plant in Le Sueur, Minnesota, the other loan financed the construction of cell phone towers throughout the country. At December 31, 2007, approximately $2.8 million of our loan portfolio was serviced by others.

On occasion, we sell some of our originated loans in the secondary market. We generally make decisions regarding the amount of loans we wish to sell based on interest rate and/or credit risk management considerations. For instance, we often sell participation interests in our large, multi-family and commercial real estate loans in order to diversify our risk. At December 31, 2007, we serviced $61.7 million of loans for others, the majority of which were mortgage loans serviced for Freddie Mac.

The following table shows our loan origination, sale and principal repayment activities during the periods indicated.

	Years Ended December 31,
	2007	2006
	(In thousands)
Total loans at beginning of period	$136,929	$141,413

Loans originated:
Real estate:
One- to four-family	24,488	19,502
Five or more family	—	210
Commercial	21,632	27,750
Construction	8,011	7,038
Land	449	96
Consumer and other loans:
Home equity	3,478	2,413
Commercial	11,840	8,370
Indirect automobile and other	4,592	6,476

Total loans originated	74,490	71,855

Loans acquired through merger:
Real estate:
One- to four-family	38,540	—
Five or more family	518	—
Commercial	27,790	—
Construction	3,096	—
Land	4,508	—
Consumer and other loans:
Home equity	11,079	—
Commercial	5,701	—
Indirect automobile and other	5,858	—

Total loans acquired	97,090	—

Loans purchased:
Real estate:
One- to four-family	—	—
Five or more family	—	—
Commercial	2,018	—
Construction	—	—
Land	—	—
Consumer and other loans:
Home equity	—	—
Commercial	—	—
Indirect automobile and other	—	—

Total loans purchased	2,018	—

Loans sold:
Real estate:
One- to four-family	(13,189)	(14,086)
Five or more family	—	—
Commercial	—	—
Construction	—	—
Land	—	—
Consumer and other loans:
Home equity	—	—
Commercial	—	—
Indirect automobile and other	—	—

Total loans sold	(13,189)	(14,086)
Deduct:
Principal repayments	(75,130)	(62,253)

Net loan activity	85,279	(4,484)

Total loans at end of period (excluding net deferred loan fees and costs)	$222,208	$136,929

Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One- to four- family(1)	$186	$241	$215	$—	$—
Five or more family	—	—	—	—	—
Commercial(2)	1,061	74	157	670	278
Construction	—	—	—	—	213
Land	—	—	—	—	—

Total real estate	$1,247	$315	$372	$670	$491
Consumer and other loans:
Home equity	299	—	10	7	7
Commercial(3)	50	—	—	—	149
Indirect automobile and other	28	5	45	1	4

Total consumer and other loans	377	5	55	8	160

Total nonaccrual loans	$1,624	$320	$427	$678	$651

Troubled debt restructured commercial real estate	$462	$517	$546	$—	$—

Total troubled debt restructured	$462	$517	$546	$—	$—

Loans greater than 90 days delinquent and still accruing:
Real estate:
One- to four- family	$—	$—	$—	$657	$538
Five or more family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	—	—

Total real estate	$—	$—	$—	$657	$538

Consumer and other loans:
Home equity	—	—	—	—	—
Commercial	—	—	—	—	—
Indirect automobile and other	—	—	—	—	—

Total consumer and other loans	$—	$—	$—	$—	$—

Total nonperforming loans	$2,086	$837	$973	$1,335	$1,189

Foreclosed assets:
One- to four- family	$—	$—	$111	$71	$48
Five or more family	—	—	—	50	—
Commercial	268	453	465	—	—
Construction	150	—	—	—	—
Land	36	—	—	—	—
Consumer	—	—	—	—	—
Business assets	—	—	—	—	—

Total foreclosed assets	$454	$453	$576	$121	$48

Total nonperforming assets	$2,540	$1,290	$1,549	$1,456	$1,237

Ratios:
Nonperforming loans to total loans	0.94%	0.61%	0.69%	0.89%	0.72%
Nonperforming assets to total assets	0.69%	0.48%	0.60%	0.56%	0.48%

(1)	$134 of the nonaccrual one- to four-family loans were included for treatment under SOP 03-3 after the acquisition of City Savings Bank.
(2)	$523 of the nonaccrual commercial real estate loans were included for treatment under SOP 03-3 after the acquisition of City Savings Bank.
(3)	$50 of the nonaccrual commercial loans were included for treatment under SOP 03-3 after the acquisition of City Savings Bank.

For the year ending December 31, 2007, contractual gross interest income of $56,000 would have been recorded on non-performing loans if those loans had been current. For the years ended December 31, 2006 and 2005, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was insignificant.

Troubled Debt Restructurings: Our troubled debt restructurings at December 31, 2007, 2006 and 2005 consisted of one commercial real estate loan relationship. In 2005 the loan was classified as doubtful when the borrower sold the company and the loan was renegotiated at a significantly reduced interest rate with a new borrower. As a result of the interest rate restructure the loan was discounted and reported as a troubled debt restructuring in accordance with SFAS No. 114 guidance as of December 31, 2005. The loan has performed as agreed since the restructuring with the new borrower and is individually reviewed on a quarterly basis under SFAS No. 114 for allowance for loan loss allocation purposes.

Accounting for Acquired Loans: The Company acquired a group of loans through the acquisition of City Savings Bank on October 12, 2007. Acquired loans that showed evidence of credit deterioration since their origination were recorded at an allocated fair value, in light of the fact that there is no carryover of the seller’s specific reserve for loan losses. After acquisition, incurred losses are recognized by an increase in the allowance for loan losses.

Acquired loans are accounted for individually or aggregated into pools of loans based on common risk characteristics (e.g., credit score, loan type, and date of origination). The Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

For further information about the accounting treatment of acquired loans subject to SOP 03-3, see Note 3 of the Notes to Consolidated Financial Statements included in Part III hereof.

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies by type and amount at December 31, 2007.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Real estate:
One- to four-family	33	$2,218	8	$601	8	$186	49	$3,005
Five or more family	—	—	—	—	—	—	—	—
Commercial	6	706	1	98	7	1,061	14	1,865
Construction	4	782	—	—	—	—	4	782
Land	1	113	1	111	—	—	2	224

Total real estate	44	3,819	10	810	15	1,247	69	5,876
Consumer and other loans:
Home equity	11	460	—	—	1	299	12	759
Commercial	1	345	1	74	1	50	3	469
Indirect automobile and other	25	327	2	4	2	28	29	359

Total consumer and other loans	37	1,132	3	78	4	377	44	1,587

Total	81	$4,951	13	$888	19	$1,624	113	$7,463

After a real estate secured loan becomes 15 days late (10 days for consumer and commercial loans), we deliver a computer generated late charge notice to the borrower and will attempt to contact the borrower by telephone. When a loan becomes 25 days delinquent, we contact the borrower to make arrangements for payment.

We attempt to make satisfactory arrangements to bring the account current, including interviewing the borrower, until the mortgage is brought current or a determination is made to recommend foreclosure, deed-in-lieu of foreclosure or other appropriate action. After a loan becomes delinquent 90 days or more, we will generally refer the matter to the Management Collections Committee, which may authorize legal counsel to commence foreclosure proceedings.

Mortgage loans are reviewed on a regular basis and such loans are placed on nonaccrual status when they become more than 90 days delinquent. When loans are placed on nonaccrual status, unpaid accrued interest for the current year is fully charged off against interest income, any prior year unpaid accrued interest is charged-off against allowance for loan losses, and further income is recognized only to the extent received, if there is no risk of loss of principal, in which case all payments are applied to principal.

Classified Assets. Banking regulations and our Asset Classification Policy provide that loans and other assets considered to be of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, thereby adversely affecting the repayment of the asset.

An institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. Our determination as to the classification of our assets and the amount of our valuation allowances are subject to review by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation which can order the establishment of additional general or specific loss allowances.

On the basis of management’s review of its assets, at December 31, 2007, we classified approximately $7.1 million of our assets as special mention of which $2.5 million were originated by City Savings Bank, $9.9 million as substandard of which $5.6 million were originated by City Savings Bank and $168,000 as doubtful all of which were originated by The LaPorte Savings Bank. At December 31, 2007, none of our assets were classified as loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute nonperforming assets.

On the basis of this review of our assets, we had classified or held as special mention the following assets as of the date indicated:

	At December 31,
	2007	2006
	(In thousands)
Special mention	$7,125	$4,912
Substandard	9,929	5,921
Doubtful	168	83
Loss	—	—

Total classified and special mention assets	$17,222	$10,916

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. All individually classified commercial loans are evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

The Company acquired a group of loans through the acquisition of City Savings Bank on October 12, 2007. Acquired loans that showed evidence of credit deterioration since their origination were recorded at an allocated fair value, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, incurred losses are recognized by an increase in the allowance for loan losses. For further information about the accounting treatment of purchased loans subject to SOP 03-3, see Note 3 of the Notes to Consolidated Financial Statements included in Part III hereof.

While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans that are on nonaccrual are applied first to principal until there is no risk of loss of the principal. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the Federal Deposit Insurance Corporation and the Indiana Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for loan losses. The banking regulators may require that we recognize additions to the allowance based on their analysis and review of information available to them at the time of their examinations.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$1,041	$1,064	$965	$1,296	$1,173

Charge-offs:
Real estate:
One- to four- family	—	(11)	—	(31)	(31)
Five or more family	—	—	—	—	—
Commercial	(8)	—	(12)	(131)	(14)
Construction	—	—	—	(10)	—
Land	—	—	—	—	—

Total real estate	(8)	(11)	(12)	(172)	(45)
Consumer and other loans:
Home equity	—	—	—	—	(20)
Commercial	—	(97)	(13)	(120)	—
Indirect automobile and other	(157)	(134)	(184)	(132)	(142)

Total consumer and other loans	(157)	(231)	(197)	(252)	(162)

Total charge-offs	(165)	(242)	(209)	(424)	(207)

Recoveries:
Real estate:
One- to four- family	6	—	—	—	15
Five or more family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	6	—
Land	—	—	—	—	—

Total real estate	6	—	—	6	15
Consumer and other loans:
Home equity	1	—	—	—	20
Commercial	15	—	1	12	—
Indirect automobile and other	59	76	92	67	70

Total consumer and other loans	75	76	93	79	90

Total recoveries	81	76	93	85	105

Net (charge-offs) recoveries	(84)	(166)	(116)	(339)	(102)
Provision for loan losses	64	143	215	8	225
Allowance acquired through merger (general reserve only)	776	—	—	—	—

Balance at end of year	$1,797	$1,041	$1,064	$965	$1,296

Ratios:
Net charge-offs to average loans outstanding	0.05%	0.12%	0.08%	0.22%	0.06%
Allowance for loan losses to nonperforming loans at end of period	86.15%	124.37%	109.35%	72.28%	109.00%
Allowance for loan losses to total loans at end of period	0.81%	0.76%	0.75%	0.64%	0.79%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2007			2006			2005
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate:
One- to four- family	$124	$93,439	42.05%	$141	$63,973	46.72%	$129	$69,596	49.21%
Five or more family	—	712	0.32	—	204.15		—	—	—
Commercial	886	59,332	26.70	373	35,578	25.98	366	33,076	23.39
Construction	80	11,268	5.07	9	2,578	1.88	8	2,132	1.51
Land	—	4,829	2.17	—	74	0.06	—	299	0.21

Total real estate	1,090	169,580	76.32	523	102,407	74.79	503	105,103	74.32

Consumer and other:
Home equity	15	16,996	7.65	9	7,303	5.33	25	7,844	5.55
Commercial	357	17,356	7.81	283	9,569	6.99	125	5,753	4.07
Indirect automobile and other	335	18,276	8.22	226	17,650	12.89	411	22,713	16.06

Total consumer and other	707	52,628	23.68	518	34,522	25.21	561	36,310	25.68

Total loans (excluding net deferred loan fees and costs)	$1,797	$222,208	100.00%	$1,041	$136,929	100.00%	$1,064	$141,413	100.00%

	At December 31,
	2004			2003
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate:
One- to four- family	$142	$77,562	51.65%	$225	$94,027	56.97%
Five or more family	—	60	0.04	—	129	0.08
Commercial	348	26,363	17.55	572	27,803	16.85
Construction	5	6,991	4.66	5	6,165	3.73
Land	—	70	0.05	—	119	0.07

Total real estate	495	111,046	73.95	802	128,243	77.70
Consumer and other:
Home equity	26	9,228	6.14	26	7,133	4.32
Commercial	103	5,489	3.66	74	4,263	2.58
Indirect automobile and other	341	24,405	16.25	394	25,412	15.40

Total consumer and other	470	39,122	26.05	494	36,808	22.30

Total loans	$965	$150,168	100.00%	$1,296	$165,051	100.00%

We use the accrual method of accounting for all performing loans. The accrual of interest income is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. When a loan is placed on nonaccrual status, unpaid interest previously credited to income is reversed. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought in accordance with the contractual terms for a reasonable period of time and ultimate collectibility of total contractual principal and interest is no longer in doubt.

In our collection efforts, we will first attempt to cure any delinquent loan. If a real estate secured loan is placed on nonaccrual status, it will be subject to transfer to the other real estate owned (“OREO”) portfolio (properties acquired by or in lieu of foreclosure), upon which our loan servicing department will pursue the sale of the real estate. Prior to this transfer, the loan balance will be reduced, with a charge-off against the allowance for loan losses if necessary, to reflect its current market value less estimated costs to sell. Write downs of OREO that occur after the initial transfer from the loan portfolio and costs of holding the property are recorded as other operating expenses, except for significant improvements which are capitalized to the extent that the carrying value does not exceed estimated net realizable value.

Fair values for determining the value of collateral are estimated from various sources, such as real estate appraisals, financial statements and from any other reliable sources of available information. For those loans deemed to be impaired, collateral value is reduced for the estimated costs to sell. Reductions of collateral value are based on historical loss experience, current market data, and any other source of reliable information specific to the collateral.

This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance for loan losses at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

Securities Activities

Our securities investment policy is established by our board. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.

Our investment policy is reviewed annually by our board and all policy changes recommended by management must be approved by the board. Authority to make investments under the approved guidelines are delegated to appropriate officers. While general investment strategies are developed and authorized by the board, the execution of specific actions with respect to securities held by The LaPorte Savings Bank rests with the Chief Executive Officer and Chief Financial Officer. The Chief Executive Officer and Chief Financial Officer are authorized to execute investment transactions with respect to securities held by The LaPorte Savings Bank within the scope of the established investment policy.

We have retained an independent financial institution to provide us with portfolio accounting services, including a monthly portfolio performance analysis of our securities portfolio. These reports, together with another third party review provided quarterly, are reviewed by management in making investment decisions. The Asset/Liability Management Committee and the Board review a summary of these reports on a monthly basis. It should be noted that we use this portfolio manager along with other third party brokers to effect security purchases and sales.

Our current investment policy generally permits security investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank of Indianapolis (federal agency securities). Securities in these categories are classified as “securities available-for-sale” for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.

The aggregate of all mortgage-backed securities may not exceed 75% of the overall investment portfolio, and the aggregate total of any one mortgage-backed issuer is limited to 75% of the aggregate mortgage-backed securities portfolio. We may also invest in Collateralized Mortgage Obligations (“CMOs”), Real Estate Mortgage Investment Conduits (“REMICs”) and other mortgage-related products, although such products are limited to 75% of the overall investment portfolio. In addition, we may invest in commercial paper, corporate debt, asset-backed securities and municipal securities. We acquired various investment securities from City Savings Financial, all of which complied with our investment policy.

Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable rate security, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment security yields while managing interest rate risk. As of December 31, 2007, we held no asset-backed securities, and other equity securities consisted almost exclusively of securities issued by Freddie Mac, Fannie Mae and the Federal Home Loan Bank of Indianapolis.

SFAS No. 115 requires that, at the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale are reported at fair value, while securities held-to-maturity are reported at amortized cost. Some of our securities are callable by the issuer or contain other features of financial engineering. Although these securities may have a yield somewhat higher than the yield of similar securities without such features, these securities are subject to the risk that they may be redeemed by the issuer prior to maturing in the event general interest rates decline. At December 31, 2007, we had $24.9 million of securities which were subject to redemption by the issuer prior to their stated maturity.

We purchase mortgage-backed securities in order to generate positive interest rate spreads with limited administrative expense, limited credit risk and significant liquidity. We also use mortgage-backed securities to supplement our lending activities. Mortgage-backed securities are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of our mortgage-backed securities are collateralized by single-family mortgages. The issuers of such securities (generally U.S. government agencies and U.S. government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as The LaPorte Savings Bank, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize borrowings and other liabilities.

Investments in mortgage-backed securities involve a risk that actual prepayments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield on such securities. We review prepayment estimates for our mortgage-backed securities at the time of purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates, and to determine the yield and estimated maturity of the mortgage-backed securities portfolio. Periodic reviews of current prepayment speeds are performed in order to ascertain whether prepayment estimates require modification that would cause amortization or accretion adjustments.

Collateralized Mortgage Obligations are also backed by mortgages; however, they differ from mortgage-backed securities because the principal and interest payments of the underlying mortgages are financially engineered to be paid to the security holders of pre-determined classes or tranches of these securities at a faster or slower pace. The receipt of these principal and interest payments, which depends on the proposed average life for each class, is contingent on a prepayment speed assumption assigned to the underlying mortgages. Variances between the assumed payment speed and actual payments can significantly alter the average lives of such securities. To quantify and mitigate this risk, we undertake a high level of payment analysis before purchasing these securities. We invest in CMO classes or tranches in which the payments on the underlying mortgages are passed along at a pace fast enough to provide an average life of two to four years with no change in market interest rates. At December 31, 2007, our CMO portfolio had a fair value of $18.0 million.

We hold Federal Home Loan Bank of Indianapolis common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Indianapolis advance program. There is no trading market for the Federal Home Loan Bank of Indianapolis stock. The aggregate carrying value of our Federal Home Loan Bank of Indianapolis stock as of December 31, 2007 was $4.2 million based on its par value, of which $1.5 million was acquired through the City Savings Bank acquisition. No unrealized gains or losses have been recorded because we have determined that the par value of the Federal Home Loan Bank of Indianapolis stock represents its carrying value. We owned shares of Federal Home Loan Bank of Indianapolis stock at December 31, 2007 with a par value that was $740,000 more than we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances. We are required to purchase additional stock if our outstanding advances increase. Any excess stock we own is generally redeemed monthly by the Federal Home Loan Bank of Indianapolis.

We review equity and debt securities with significant declines in fair value on a periodic basis to determine whether they should be considered temporarily or other than temporarily impaired. In making these determinations, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) The LaPorte Savings Bank’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. For fixed maturity investments with unrealized losses due to interest rates where we have the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary. If a decline in the fair value of a security is determined to be other than temporary, we are required to reduce the carrying value of the security to its fair value and record a non-cash impairment charge for the amount of the decline, net of tax effect, against our current income. During 2004, certain shares of our Fannie Mae and Freddie Mac preferred stock were determined to have declines in market values that were considered to be “other than temporary” and accordingly an impairment charge to earnings of $1.5 million was recorded. The market value on these securities substantially recovered in early 2007 before interest rates started to significantly decline. Due to the concerns with the real estate and subprime markets, management elected to sell $2.3 million of these securities and realized a gross gain of $896,000. Management did elect to continue to hold $1.5 million of the preferred stock issues. At December 31, 2007 these securities further declined in market value resulting in an other-than-temporary impairment charge of $228,000. As of December 31, 2007 these Fannie Mae and Freddie Mac preferred stock are carried at their fair value of $1.2 million, or 1.3% of the total investment portfolio, which is 62.1% of the original par value.

Our investment securities portfolio contains unrealized losses of securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, or generally viewed as having the implied guarantee of the United States government, and debt obligations of a state or political subdivision.

A significant portion of our investment securities are held by our subsidiary LPSB Investments Ltd., Cayman. LPSB Investments Ltd. Cayman, a wholly-owned subsidiary of The LaPorte Savings Bank, began operations in 2002 when The LaPorte Savings Bank received approval from the Federal Deposit Insurance Corporation to form the subsidiary in the Cayman Islands. Because LPSB Investments Ltd., Cayman is located in the Grand Cayman Islands, the earnings attributable on such securities are not taxable to us for Indiana state income tax purposes. Investment decisions with respect to LPSB Investments Ltd., Cayman are made by its Board of Directors which consists of Paul Fenker, Jerry Mayes and Lee A. Brady, all of whom are members of our Board, as well as Andrew Johnson, who is a dual-employee of LPSB Investment Ltd., Cayman and Wilmington Trust. In general, the directors of LPSB Investments Ltd., Cayman utilize investment guidelines similar to ours. At December 31, 2007, LPSB Investments Ltd., Cayman held total assets of $40.2 million, consisting primarily of securities available-for-sale. Due to the substantial state income tax net operating loss carry forward brought over from City Savings Bank, management will consider the future benefits of maintaining this subsidiary.

All of our securities are classified as available for sale. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
U.S. Treasury and federal agency	$29,633	$30,001	$41,896	$41,551	$33,751	$33,182
State and municipal	9,361	9,272	10,574	10,484	12,670	12,468
Mortgage-backed securities	37,482	37,529	11,751	11,528	13,710	13,379
Collateralized mortgage obligations	18,669	18,004	20,865	20,250	23,514	22,598
Fannie Mae and Freddie Mac preferred stock	1,242	1,242	3,800	4,725	3,800	4,369

Total securities available-for-sale	$96,387	$96,048	$88,886	$88,538	$87,445	$85,996

The composition and contractual maturities of the investment securities portfolio at December 31, 2007 are summarized in the following table. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. In addition, under the structure of some of The LaPorte Savings Bank’s CMOs, The LaPorte Savings Bank’s short- and intermediate-tranche interests have repayment priority over the longer term tranches of the same underlying mortgage pool. Finally, some of our U.S. Treasury and other securities are callable at the option of the issuer.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury and federal agency	$3,477	3.40%	$16,581	4.82%	$7,968	5.17%	$1,607	5.87%	$29,633	$30,001	4.80%
State and municipal	151	4.41	796	3.29	1,986	3.96	6,428	3.57	9,361	9,272	3.64
Mortgage-backed securities	—	—	3,355	4.35	3,334	4.56	30,793	5.47	37,482	37,529	5.29
Collateralized mortgage obligations	—	—	153	5.44	139	5.16	18,378	4.52	18,669	18,004	4.53
Fannie Mae and Freddie Mac preferred stock	—	—	—	—	—	—	1,242	8.90	1,242	1,242	8.90

Total securities available-for-sale	$3,628	3.44%	$20,885	4.69%	$13,427	4.84%	$58,447	5.05%	$96,387	$96,048	4.88%

The following table shows our mortgage-backed securities and collateralized mortgage obligations purchase, sale and repayment activity during the periods indicated:

	For the years ended December 31,
	2007	2006
Total at beginning of period	$32,616	$37,224
Purchases of:
Mortgage-backed securities	28,385	475
Collateralized mortgage obligations	1,472	1,757
Deduct:
Principal repayments	(6,320)	(6,840)
Sales of:
Mortgage-backed securities	—	—
Collateralized mortgage obligations	—	—

Net activity	23,535	(4,608)

Total at end of period	$56,151	$32,616

Sources of Funds

General. Deposits, borrowings, repayments and prepayments of loans and securities, proceeds from maturing securities and cash flows from operations are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, health savings accounts, NOW accounts, checking accounts, money market accounts, certificates of deposit and IRAs. We also provide commercial checking accounts for businesses.

At December 31, 2007, our deposits totaled $246.3 million. Interest-bearing NOW, regular and other savings and money market deposits totaled $80.8 million at December 31, 2007. At December 31, 2007, we had a total of $137.3 million in certificates of deposit and individual retirement accounts. Non-interest bearing demand deposits totaled $28.1 million. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits as they are more difficult to retain than core deposits. At December 31, 2007, we held no brokered certificates of deposits. Brokered certificates of deposits are purchased only through pre-approved brokers.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2007			2006				2005
	Balance	Percent	Weighted Average Rate	Balance		Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$28,148	11.43%	—%	$47,810	(1)	23.69%	—%	$24,604	13.49%	—%
Money market/ NOW accounts	37,089	15.06	2.15	20,427		10.12	1.75	18,086	9.92	0.43
Regular savings	43,754	17.77	0.51	39,350		19.49	0.50	45,776	25.10	0.50

Total transaction accounts	108,991	44.26	0.94	107,587		53.30	0.52	88,466	48.51	0.35

CD’s and IRAs	137,280	55.74	4.63	94,272		46.70	4.65	93,882	51.49	3.78

Total deposits	$246,271	100.00%	3.00%	$201,859		100.00%	2.45%	$182,348	100.00%	2.11%

(1)	Included $21.0 million of temporary public funds.

The following table sets forth the amount and maturities of time certificates and IRA deposits at December 31, 2007.

	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than 2.00%	$—	$—	$—	$—	$—	—%
2.00% - 2.99%	120	—	—	—	120	0.09
3.00% - 3.99%	13,210	5,826	1,631	45	20,712	15.09
4.00% - 4.99%	43,348	8,087	4,820	2,700	58,955	42.94
5.00% - 5.99%	40,598	6,752	6,319	3,252	56,921	41.46
6.00% - 6.99%	79	6	6	—	90	0.07
7.00% - 7.99%	—	—	—	3	3	—
8.00% and over	—	—	—	479	479	0.35

Total	$97,354	$20,670	$12,776	$6,479	$137,280	100.00%

As of December 31, 2007, the aggregate amount of our outstanding time certificates and IRA deposits in amounts greater than or equal to $100,000 was approximately $33.3 million. The following table sets forth the maturity of these certificates as of December 31, 2007.

At December 31, 2007
(In thousands)
Three months or less	$8,635
Over three months through six months	7,131
Over six months through one year	7,770
Over one year	9,765

Total	$33,301

The following table sets forth our deposit activities for the periods indicated.

	Years Ended December 31,
	2007	2006
	(In thousands)
Beginning balance	$201,859	$182,348
Deposits acquired through merger	84,080	—
Net deposits (withdrawals) before interest credited	(46,410)	16,085
Interest credited	6,742	3,426

Net increase (decrease) in deposits	44,412	19,511

Ending balance	$246,271	$201,859

The following table sets forth the time certificates and IRA deposits in The LaPorte Savings Bank classified by interest rate as of the dates indicated.

	At December 31,
	2007	2006
	(In thousands)
Interest Rate
Less than 2.00%	$—	$—
2.00% - 2.99%	120	2,514
3.00% - 3.99%	20,712	14,819
4.00% - 4.99%	58,955	21,804
5.00% - 5.99%	56,921	54,688
6.00% - 6.99%	90	427
7.00% - 7.99%	3	3
8.00% and over	479	17

Total	$137,280	$94,272

Borrowings

From time to time during recent years, we have utilized short-term borrowings to fund loan demand. We have also used borrowings where market conditions permit us to purchase securities of a similar duration in order to increase our net interest income by the amount of the spread between the asset yield and the borrowing cost. Finally, from time to time, we have obtained advances with terms of three years or more to extend the term of our liabilities.

We may obtain advances from the Federal Home Loan Bank of Indianapolis collateralized by our capital stock in the Federal Home Loan Bank of Indianapolis and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different maturities or repricing terms than our deposits, they can change our interest rate risk profile. We also acquired additional Federal Home Loan Bank of Indianapolis advances through the acquisition of City Savings Financial in 2007. This did not substantially change the overall level of funding from the Federal Home Loan Bank of Indianapolis as a percentage of total assets at December 31, 2007, compared to December 31, 2006. The average remaining maturity decreased from 3.0 years at December 31, 2006 to 2.4 years as of December 31, 2007.

Our current borrowings consist of advances and overnight borrowings from the Federal Home Loan Bank of Indianapolis. At December 31, 2007, we had access to additional Federal Home Loan Bank advances of up to $6.0 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Balance at end of period	$66,516	$36,500	$48,500
Average balance during period	$43,922	$45,733	$49,214
Maximum outstanding at any month end	$66,516	$50,000	$49,500

Weighted average interest rate at end of period	4.74%	5.42%	4.76%
Average interest rate during period	5.35%	5.07%	4.80%

In 2007, LaPorte Bancorp, Inc. assumed subordinated debentures as a result of the City Savings Financial acquisition. In 2003, City Savings Financial formed the City Savings Bank Statutory Trust I (the “Trust”) and the trust issued 5,000 floating Trust Preferred Securities with a liquidation amount of $1,000 per preferred Security in a private placement to an offshore entity for an aggregate offering price of $5,000,000. The proceeds of the $5,000,000 were used by the Trust to purchase $5,155,000 in Floating Rate Subordinated Debentures from City Savings Financial Corporation. The Debentures and Securities have a term of 30 years from maturity and carry an interest rate adjusted quarterly of three month LIBOR plus 3.10%. At December 31, 2007, this rate was 7.96%.

Competition

We face significant competition in both originating loans and attracting deposits. LaPorte County, Indiana has a significant concentration of financial institutions, many of which are significantly larger institutions and have greater financial resources than we. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, leasing companies, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from nondepository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

We seek to meet this competition by the convenience of our branch locations, emphasizing personalized banking and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within local communities by focusing our marketing and community involvement on the specific needs of our local communities. As of June 30, 2007, The LaPorte Savings Bank had the 2nd largest deposit market share in LaPorte County, Indiana. We do not rely on any individual, group, or entity for a material portion of our deposits.

Employees

As of December 31, 2007, we had 114 full-time employees and 2 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Subsidiary Activities

The LaPorte Savings Bank has one wholly-owned subsidiary, LPSB Investments, LTD., Cayman, which manages a portion of our investment portfolio, subject to approval by its board, which consist of Messrs. Brady, Fenker, Mayes, and Johnson, who is a dual-employee of Wilmington Trust and LPSB Investments, LTD, Cayman. At December 31, 2007, it had $40.2 million in assets, consisting primarily of securities available-for-sale.

SUPERVISION AND REGULATION

General

The LaPorte Savings Bank is examined and supervised by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors. Under this system of state and federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The LaPorte Savings Bank also is a member of and owns stock in the Federal Home Loan Bank of Indianapolis, which is one of the twelve regional banks in the Federal Home Loan Bank System. The LaPorte Savings Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of The LaPorte Savings Bank’s mortgage documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Indiana Department of Financial Institutions or Congress, could have a material adverse impact on LaPorte Bancorp and The LaPorte Savings Bank, and their operations.

Savings Bank Regulation

As an Indiana savings bank, The LaPorte Savings Bank is subject to federal regulation and supervision by the Federal Deposit Insurance Corporation and to state regulation and supervision by the Indiana Department of Financial Institutions. The LaPorte Savings Bank’s deposit accounts are insured by Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The LaPorte Savings Bank is not a member of the Federal Reserve System.

Both federal and Indiana law extensively regulate various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Current federal law also requires savings banks, among other things, to make deposited funds available within specified time periods.

Under Federal Deposit Insurance Corporation regulations, an insured state chartered bank, such as The LaPorte Savings Bank, is prohibited from engaging as principal in activities that are not permitted for national banks, unless: (i) the Federal Deposit Insurance Corporation determines that the activity would pose no significant risk to the appropriate deposit insurance fund and (ii) the bank is, and continues to be, in compliance with all applicable capital standards.

Branches and Affiliates. The establishment of branches by The LaPorte Savings Bank is subject to approval of the Indiana Department of Financial Institutions and Federal Deposit Insurance Corporation and geographic limits established by state laws. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) facilitates the interstate expansion and consolidation of banking organizations by permitting, among other things, (i) bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home state regardless of whether such acquisitions are authorized under the law of the host state, (ii) the interstate merger of banks, subject to the right of individual states to “opt out” of this authority, and (iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state.

Transactions with Affiliates. Under federal law, The LaPorte Savings Bank is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict transactions between banks and insiders and affiliated companies, such as LaPorte Bancorp. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank’s extension of credit to an affiliate.

Capital Requirements. Under Federal Deposit Insurance Corporation regulations, state chartered banks that are not members of the Federal Reserve System, such as The LaPorte Savings Bank, are required to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets of 3% if the Federal Deposit Insurance Corporation determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings, and in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the CAMELS rating system) established by the Federal Financial Institutions Examination Council. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is 4%. Tier 1 capital is the sum of common shareholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than certain mortgage servicing assets, purchased credit card relationships, credit-enhancing interest-only strips and certain deferred tax assets), identified losses, investments in certain financial subsidiaries and non-financial equity investments.

In addition to the leverage capital ratio (the ratio of Tier I capital to total assets), state chartered nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8%, of which at least half must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 capital (also referred to as supplementary capital) items. Tier 2 capital items include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of over 20 years, certain other capital instruments and up to 45% of pre-tax net unrealized holding gains on equity securities. The includable amount of Tier 2 capital cannot exceed the institution’s Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank’s investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks, most intangible assets and certain other deductions. Under the Federal Deposit Insurance Corporation risk-weighted system, all of a bank’s balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to one of four broad risk-weight categories from 0% to 100%, based on the risks inherent in the type of assets or item. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category. The sum of these weighted values equals the bank’s risk-weighted assets.

Dividend Limitations. LaPorte Bancorp is a legal entity separate and distinct from The LaPorte Savings Bank. The primary source of LaPorte Bancorp’s cash flow, including cash flow to pay dividends on LaPorte Bancorp’s Common Stock, is the payment of dividends to LaPorte Bancorp by The LaPorte Savings Bank. Under Indiana law, The LaPorte Savings Bank may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by The LaPorte Savings Bank’s board. However, The LaPorte Savings Bank must obtain the approval of the Indiana Department of Financial Institutions for the payment of a dividend if the total of all dividends declared by The LaPorte Savings Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Also, the Federal Deposit Insurance Corporation has the authority to prohibit The LaPorte Savings Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of The LaPorte Savings Bank. In addition, since The LaPorte Savings Bank will be a subsidiary of a savings and loan holding company, The LaPorte Savings Bank must file a notice with the Office of Thrift Supervision at least 30 days before the board declares a dividend or approves a capital distribution.

Federal Deposit Insurance. The LaPorte Savings Bank is a member of the Deposit Insurance Fund and its deposit accounts are insured by the Federal Deposit Insurance Corporation up to prescribed limits. The Federal Deposit Insurance Corporation administers the Deposit Insurance Fund, which generally insures commercial bank, savings association and state savings bank deposits. The Deposit Insurance Fund was created as a result of the merger of the Bank Insurance Fund and the Savings Association Insurance Fund as of March 31, 2006, pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). This statute also reforms the deposit insurance system by:

•

keeping the insurance coverage limit for individual accounts and municipal accounts at $100,000 but providing an inflation adjustment process which permits an adjustment effective January 1, 2011 and every five years thereafter based on the Personal Consumption Expenditures Index (with 2005 as the base year of comparison), unless the Federal Deposit Insurance Corporation concludes such adjustment would be inappropriate for reasons relating to risks to the Deposit Insurance Fund;

•	increasing insurance coverage limits for self-directed retirement accounts to $250,000, subject to the same inflation adjustment process described above;

•	prohibiting undercapitalized members from accepting employee benefit plan deposits;

•

providing for the payment of credits based on a member’s share of the assessment base as of December 31, 1996 and equal to an aggregate of $4.7 billion for all members, which credits can offset Federal Deposit Insurance Corporation assessments subject to certain limits;

•

providing for the declaration of dividends to members (based on a member’s share of the assessment base on December 31, 1996, and premiums paid after that date) equal to 50% of the amount in the Deposit Insurance Fund in excess of a reserve ratio of 1.35% and 100% of such amount in excess of a reserve ratio of 1.50%, subject to the Federal Deposit Insurance Corporation’s right to suspend or limit dividends based on risks to the Deposit Insurance Fund; and

•

eliminating the mandatory assessment (up to 23 basis points) if the Deposit Insurance Fund falls below 1.25% of insured deposits and retaining assessments based on risk, needs of the Deposit Insurance Fund, and the effect on the members’ capital and earnings.

The Federal Deposit Insurance Corporation is authorized to set a reserve ratio of between 1.15% and 1.5% and will have five years to restore the Deposit Insurance Fund if the ratio falls below 1.15%. On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations that set the designated reserve ratio for the Deposit Insurance Fund at 1.25% beginning January 1, 2007.

Also on November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations that establish a new risk-based premium system. Under the new system, the Federal Deposit Insurance Corporation will evaluate each institution’s risk based on three primary sources of information: supervisory ratings for all insured institutions, financial ratios for most institutions and long-term debt issuer ratings for large institutions that have such ratings. An institution’s assessments will be based on the insured institution’s ranking in one of four risk categories. Effective January 1, 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven cents for every $100 of domestic deposits. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 cents, respectively. An increase in assessments could have an adverse affect on LaPorte Bancorp’s earnings.

Federal Home Loan Bank System. The LaPorte Savings Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. As a member, The LaPorte Savings Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advance from the Federal Home Loan Bank. At December 31, 2007, The LaPorte Savings Bank was in compliance with this requirement.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), The LaPorte Savings Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the Federal Deposit Insurance Corporation in connection with its examination of The

LaPorte Savings Bank, to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by The LaPorte Savings Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent regulatory examination, The LaPorte Savings Bank was rated “satisfactory” with respect to its CRA compliance.

Prompt Corrective Regulatory Action. The Federal Deposit Insurance Corporation Improvement Act requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

The Federal Deposit Insurance Corporation may order savings banks which have insufficient capital to take corrective actions. For example, a savings bank which is categorized as “undercapitalized” would be subject to growth limitations and would be required to submit a capital restoration plan, and a holding company that controls such a savings bank would be required to guarantee that the savings bank complies with the restoration plan. A “significantly undercapitalized” savings bank would be subject to additional restrictions. Savings banks deemed by the Federal Deposit Insurance Corporation to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

The USA PATRIOT Act. The USA PATRIOT Act of 2001 gave the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.

Holding Company Regulation

General. LaPorte Savings Bank, MHC and LaPorte Bancorp are nondiversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, LaPorte Savings Bank, MHC and LaPorte Bancorp are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over LaPorte Bancorp and LaPorte Savings Bank, MHC, and their subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, LaPorte Bancorp and LaPorte Savings Bank, MHC are generally not subject to state business organization laws.

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company, such as LaPorte Savings Bank, MHC and a federally chartered mid-tier holding company, such as LaPorte Bancorp may engage in the following activities: (i) investing in the stock of a savings bank, (ii) acquiring a mutual savings bank through the merger of such savings bank into a savings bank subsidiary of such holding company or an interim savings bank subsidiary of such holding company, (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings bank, (iv) investing in a corporation, the capital stock of which is available for purchase by a savings bank under federal law or under the law of any state where the subsidiary savings bank or savings banks share their home offices, (v) furnishing or performing management services for a savings bank subsidiary of such company, (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company, (vii) holding or managing properties used or occupied by a savings bank subsidiary of such company, (viii) acting as trustee under deeds of trust, (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987, (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting, and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director of the Office of Thrift Supervision. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including LaPorte Bancorp and LaPorte Savings Bank, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

Waivers of Dividends by LaPorte Savings Bank, MHC. Office of Thrift Supervision regulations require LaPorte Savings Bank, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from LaPorte Bancorp. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: the waiver would not be detrimental to the safe and sound operation of the subsidiary savings bank; and the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s depositors. We anticipate that LaPorte Savings Bank, MHC will waive any dividends paid by LaPorte Bancorp. As long as The LaPorte Savings Bank remains an Indiana chartered savings bank, (i) any dividends waived by LaPorte Savings Bank, MHC must be retained by LaPorte Bancorp or The LaPorte Savings Bank and segregated, earmarked, or otherwise identified on the books and records of LaPorte Bancorp or The LaPorte Savings Bank, (ii) such amounts must be taken into account in any valuation of the institution, and factored into the calculation used in establishing a fair and reasonable basis for exchanging shares in any subsequent conversion of LaPorte Savings Bank, MHC to stock form and (iii) such amounts shall not be available for payment to, or the value thereof transferred to, minority shareholders, by any means, including through dividend payments or at liquidation.

Conversion of LaPorte Savings Bank, MHC to Stock Form. Office of Thrift Supervision regulations permit LaPorte Savings Bank, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to LaPorte Bancorp (the “New Holding Company”), LaPorte Savings Bank, MHC’s corporate existence would end, and certain depositors of The LaPorte Savings Bank would receive the right to subscribe for shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by shareholders other than LaPorte Savings Bank, MHC (“Minority Shareholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Shareholders own the same percentage of common stock in the New Holding Company as they owned in LaPorte Bancorp immediately prior to the Conversion Transaction subject to adjustment for any mutual holding company assets or waived dividends, as applicable. The total number of shares of common stock held by Minority Shareholders after a Conversion Transaction also would be increased by any purchases by Minority Shareholders in the stock offering conducted as part of the Conversion Transaction.

Any Conversion Transaction would require the approval of a majority of the outstanding shares of common stock of LaPorte Bancorp held by Minority Shareholders and by two thirds of the total outstanding shares of common stock of LaPorte Bancorp. Any Conversion Transaction also would require the approval of a majority of the eligible votes of depositors of LaPorte Savings Bank, MHC.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with certain accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission, under the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act includes specific additional disclosure requirements, requires the Securities and Exchange Commission and national securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the Securities and Exchange Commission. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

FEDERAL AND STATE TAXATION

Federal Taxation. Historically, savings institutions, such as The LaPorte Savings Bank, had been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, In August, 1996, legislation was enacted that repealed the reserve method of accounting for federal income tax purposes.

Depending on the composition of its items of income and expense, a savings bank may be subject to the alternative minimum tax. A savings bank must pay an alternative minimum tax equal to the amount (if any) by which 20% of alternative minimum taxable income (“AMTI”), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain tax preferences and adjustments, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and 75% of the excess of adjusted current earnings over AMTI (before any alternative tax net operating loss). AMTI may be reduced only up to 90% by net operating loss carryovers, but alternative minimum tax paid can be credited against regular tax due in later years.

For federal income tax purposes, The LaPorte Savings Bank reports its income and expenses on the accrual method of accounting. LaPorte Bancorp and The LaPorte Savings Bank file a consolidated federal income tax return for each fiscal year ending December 31. The federal income tax returns filed by The LaPorte Savings Bank have not been subject to an IRS examination in the last five years.

State Taxation. The LaPorte Savings Bank is subject to Indiana’s Financial Institutions Tax (“FIT”), which is imposed at a flat rate of 8.5% on “adjusted gross income.” “Adjusted gross income,” for purposes of FIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes. In the last five years, The LaPorte Savings Bank’s state income returns have not been subject to any other examination by a taxing authority.

Item 1A.	Risk Factors

Changing interest rates may hurt our profits and asset values.

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

•	the interest income we earn on our interest-earning assets, such as loans and securities; and

•	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

Our liabilities generally have shorter maturities than our assets. This imbalance can create significant earnings volatility as market interest rates change. In periods of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities, resulting in a decline in our net interest income. In periods of declining interest rates, our interest income is generally positively affected although such positive effects may be reduced or eliminated by prepayments of loans and redemptions of callable securities. In addition, when long-term interest rates are not significantly higher than short-term rates thus creating a “flat” yield curve, the Company’s interest rate spread will decrease thus reducing net interest income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. As December 31, 2007, the fair value of our securities classified as available for sale totalled $96.0 million. Unrealized net losses on available-for-sale securities totalled $339,000 at December 31, 2007 and are reported, net of tax, as a separate component of shareholder’s equity. A rise in interest rates could cause a further decrease in the fair value of securities available for sale in future periods which would have an adverse effect on shareholder’s equity. Depending on market conditions, we often place more emphasis on enhancing our net interest margin rather than matching the interest rate sensitivity of our assets and liabilities. In particular, we believe that the increased net interest income resulting from a mismatch in the maturity of our asset and liabilities portfolios can, during periods of stable or declining interest rates provide high enough returns to justify increased exposure to sudden and unexpected increases in interest rates. As a result, our results of operations and the economic value of our equity will remain vulnerable to increases in interest rates and to declines in the difference between long- and short-term rates. See “Managements Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

We are increasing our commercial real estate loan originations, which increases the risk in our loan portfolio.

In order to enhance the yield and shorten the term-to-maturity of our loan portfolio, we have expanded our commercial real estate lending during recent years. In addition, we acquired a significant portfolio of such loans in the City Savings Bank Merger. Commercial real estate lending has increased as a percentage of our total loan portfolio from 18.5% at December 31, 2002 to 26.7% at December 31, 2007. In addition, effective August 15, 2007 we hired a new Vice President of Commercial and Consumer Lending who we hope will assist us in expanding this portfolio.

Given their larger balances and the complexity of the underlying collateral, commercial real estate loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. In addition, our multi-family commercial real estate loan portfolio is not as seasoned as the loan portfolios of some of our competitors. Should the local real estate market or economy weaken, we may begin to experience higher levels of nonperforming loans.

Slow growth in our market area has adversely affected and may continue to adversely affect our performance.

Economic and population growth within our market area has for several decades been below the national average. Management believes that these factors have adversely affected our profitability and our ability to increase our loans and deposits. Although our acquisition of City Savings Financial Corporation facilitated our entrance into the Michigan City and Chesterton, Indiana markets, which are growing more rapidly than Eastern LaPorte County, our operations remain subject to market conditions in Eastern LaPorte County.

A downturn in the local economy or a decline in real estate values could hurt our profits.

A majority of our loans are secured by real estate or made to businesses in areas where our offices are located. As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would hurt our profits. We believe that the local economy is in fact beginning a downturn consistent with national trends although the duration and extent of the downturn are unclear at this time.

In recent years, there has been a modest increase in real estate values in our market area. However, we believe that the real estate market in our market area is starting to soften and that values will remain flat and may possibly decline. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss. Additionally, a decline in real estate values could adversely impact our portfolio of commercial and other real estate loans and could result in a decline in the origination of such loans. For a discussion of our market area, see “Item 1. Business—Market Area.”

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition in making loans, attracting deposits and hiring and retaining experienced employees. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits, which reduces our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area. For more information about our market area and the competition we face, see “Item 1. Business—Market Area” and “Item 1. Business—Competition.”

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Federal Deposit Insurance Corporation, as insurer of our deposits, and by the Indiana Department of Financial Institutions as our primary regulator. LaPorte Savings Bank, MHC and LaPorte Bancorp are subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of The LaPorte Savings Bank rather than for holders of LaPorte Bancorp common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Stock price may be volatile due to limited trading volume.

LaPorte Bancorp, Inc.’s common stock is traded on the NASDAQ Capital Market System. However, the average daily trading volume in the Stock Company’s common stock has been relatively small, averaging less than approximately 3,397 shares per day during the month of December 2007. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

Public stockholders own a minority of LaPorte Bancorp, Inc.’s common stock and will not be able to exercise voting control over most matters put to a vote of stockholders.

LaPorte Bancorp, Inc.’s holding company, LaPorte Savings Bank, MHC owns approximately 52.7% of its common stock. Directors and executive officers own or control approximately 2.5% of the common stock. The same directors and executive officers that manage LaPorte Bancorp, Inc., also manage LaPorte Savings Bank, MHC. Public stockholders who are not associated with the MHC or LaPorte Bancorp, Inc. own approximately 44.8% of the common stock. The Board of Directors of LaPorte Savings Bank, MHC will be able to exercise voting control over most matters put to a vote of stockholders because the MHC owns a majority of LaPorte Bancorp, Inc.’s common stock. For example, LaPorte Savings Bank, MHC may exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares or to approve employee benefit plans.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

As of December 31, 2007, the net book value of our properties was $9.0 million. The following is a list of our offices:

Location	Leased or Owned	Year Acquired or Leased	Square Footage		Net Book Value of Real Property
					(In thousands)
Main Office (including land):
710 Indiana Avenue La Porte, Indiana 46350	Owned	1916	57,000		$3,477

Full Service Branches: (including land)
6959 W. Johnson Road La Porte, Indiana 46350	Owned	1987	3,500		355

301 Boyd Blvd. La Porte, Indiana 46350	Owned	1997	4,000		1,219

1222 W. State Road #2 La Porte, Indiana 46350	Owned	1999	2,200		426

2000 Franklin Street Michigan City, Indiana 46360	Owned	2007	5,589	(3)	846

851 Indian Boundary Road Chesterton, Indiana 46304	Owned	2007	7,475	(3)	1,264

101 Michigan Street Rolling Prairie, Indiana 46371	Owned	2007	1,850	(3)	102

Branch Construction in Progress
1 Parkman Drive Westville, Indiana 46390	Owned	2006	N/A	(1)	412

Lots Owned:
1201 E. Lincolnway Valparaiso, Indiana 46383	Owned	2006	N/A	(2)	375

Cleveland Crossing Michigan City, Indiana 46360	Owned	2007	N/A	(3)	506

(1)	Westville branch is currently under construction and scheduled to open in 2008.
(2)	We currently plan to open Valparaiso branch in late 2009 or early in 2010.
(3)	Property acquired through City Savings Bank acquisition.

The net book value of our furniture, fixtures and equipment (including computer software) at December 31, 2007 was $1.9 million.

Item 3.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, the Company did not submit any matters to the vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our shares of common stock are traded on the Nasdaq Capital Market under the symbol “LPSB”. The approximate number of holders of record of LaPorte Bancorp, Inc.’s common stock as of December 31, 2007 was 767. Certain shares of LaPorte Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for LaPorte Bancorp, Inc.’s common stock for the period ended December 31, 2007. LaPorte Bancorp, Inc. began trading on the Nasdaq Capital Market on October 15, 2007. Accordingly, no information prior to this date is available. The following information was provided by the Nasdaq Stock Market.

	High	Low	Dividends
Quarter ended December 31, 2007	$9.15	$6.62	$—

The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. However, no decision has been made with respect to the payment of cash dividends. In determining whether and in what amount to pay a cash dividend, the Board is expected to take into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any cash dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

The sources of funds for the payment of a cash dividend are interest and principal payments with respect to LaPorte Bancorp, Inc.’s loan to the Employee Stock Ownership Plan, and dividends from LaPorte Savings Bank.

If LaPorte Bancorp pays dividends to its shareholders, it also will be required to pay dividends to LaPorte Savings Bank, MHC, unless LaPorte Savings Bank, MHC elects to waive the receipt of dividends. We anticipate that LaPorte Savings Bank, MHC will waive any dividends that LaPorte Bancorp may pay. Any decision to waive dividends will be subject to regulatory approval. As long as The LaPorte Savings Bank remains an Indiana chartered savings bank, (i) any dividends waived by LaPorte Savings Bank, MHC must be retained by LaPorte Bancorp or The LaPorte Savings Bank and segregated, earmarked, or otherwise identified on the books and records of LaPorte Bancorp or The LaPorte Savings Bank, (ii) such amounts must be taken into account in any valuation of the institution, and factored into the calculation used in establishing a fair and reasonable basis for exchanging shares in any subsequent conversion of LaPorte Savings Bank, MHC to stock form and (iii) such amounts shall not be available for payment to, or the value thereof transferred to, minority shareholders, by any means, including through dividend payments or at liquidation.

LaPorte Bancorp will not be subject to regulatory restrictions on the payment of dividends. However, our ability to pay dividends may depend, in part, upon dividends we receive from The LaPorte Savings Bank, which will be subject to regulatory restrictions on dividends. Applicable regulations limit dividends and other distributions from The LaPorte Savings Bank to us. In addition, The LaPorte Savings Bank may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with the offering. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

At December 31, 2007, there were no compensation plans under which equity securities of LaPorte Bancorp, Inc. were authorized for issuance other than the Employee Stock Ownership Plan.

(b)	Not Applicable.

(c)	Not Applicable.

Item 6.	Selected Financial Data

The following information is derived from the audited consolidated financial statements of LaPorte Bancorp, Inc. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of LaPorte Bancorp, Inc. and related notes included elsewhere in this Annual Report.

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Selected Financial Condition Data:
Total assets	$367,260	$266,472	$256,861	$261,535	$259,095
Cash and cash equivalents	9,937	21,047	8,664	8,472	9,325
Investment securities	96,048	88,538	85,996	83,429	64,226
Federal Home Loan Bank stock	4,187	2,661	2,773	2,716	2,596
Loans held for sale	—	—	707	602	3,513
Loans, net	220,497	136,077	140,577	149,410	163,969
Deposits	246,271	201,859	182,348	186,793	185,685
Federal Home Loan Bank of Indianapolis advances and other borrowings	71,671	36,500	48,500	49,500	48,197
Shareholders’ Equity	46,705	26,387	24,542	24,108	24,273

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Interest and dividend income	$15,244	$13,585	$12,412	$11,839	$12,505
Interest expense	8,135	6,945	6,021	6,049	7,112

Net interest income	7,109	6,640	6,391	5,790	5,393
Provision for loan losses	64	143	215	8	225

Net interest income after provision for loan losses	7,045	6,497	6,176	5,782	5,168
Noninterest income	2,857	1,956	1,890	110	1,792
Noninterest expense	8,917	7,093	7,102	6,782	6,036

Income (loss) before income taxes	985	1,360	964	(890)	924
Income tax expense (benefit)	268	243	73	(650)	75

Net income (loss)	$717	$1,117	$891	$(240)	$849

	At or For the Years Ended December 31,
	2007	2006	2005	2004	2003
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.26%	0.43%	0.34%	(0.09)%	0.32%
Return on equity (ratio of net income to average equity)	1.72%	4.44%	3.62%	(1.00)%	3.50%
Interest rate spread (1)	2.39%	2.44%	2.35%	2.14%	1.86%
Net interest margin (2)	2.86%	2.85%	2.68%	2.47%	2.20%
Efficiency ratio (3)	89.47%	82.52%	85.76%	114.95%	84.01%
Noninterest expense to average total assets	3.22%	2.76%	2.72%	2.65%	2.26%
Average interest-earning assets to average interest-bearing liabilities	114.57%	113.56%	113.11%	112.86%	111.46%
Loans to deposits	90.23%	67.83%	77.55%	80.39%	88.89%
Asset Quality Ratios:
Nonperforming assets to total assets	0.69%	0.48%	0.60%	0.56%	0.48%
Nonperforming loans to total loans	0.94%	0.61%	0.69%	0.89%	0.72%
Allowance for loan losses to nonperforming loans	86.15%	124.37%	109.35%	72.28%	109.00%
Allowance for loan losses to total loans	0.81%	0.76%	0.75%	0.64%	0.79%
Capital Ratios:
Average equity to average assets	15.03%	9.78%	9.43%	9.36%	9.06%
Equity to total assets at end of period	12.72%	9.90%	9.55%	9.22%	9.37%
Total capital to risk-weighted assets (4)	17.5%	17.7%	17.0%	16.3%	15.6%
Tier 1 capital to risk-weighted assets (4)	16.7%	17.0%	16.2%	15.7%	14.8%
Tier 1 capital to average assets (4)	11.6%	10.2%	9.8%	9.5%	9.1%
Other Data:
Number of full service offices	7	4	4	4	4

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	Represents net interest income as a percent of average interest-earning assets for the period.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Represents capital ratios of The LaPorte Savings Bank.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our results of operations depend mainly on our net interest income, which is the difference between the interest income earned on our loan and investment portfolios and interest expense paid on our deposits and borrowed funds. Results of operations are also affected by fee income from banking operations, provisions for loan losses, gains (losses) on sales of loans and securities and other miscellaneous income. Our noninterest expenses consist primarily of salaries and employee benefits, occupancy and equipment, data processing, advertising, general administrative expenses, deposit insurance fees, and income tax expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect our financial condition and results of operations. See “Item 1A. Risk Factors.”

On October 12, 2007, the Company acquired 100% of the outstanding shares of City Savings Financial Corporation, parent of City Savings Bank. Operating results of City Savings Financial Corporation are included in the consolidated financial statements since the date of the acquisition. As a result of this acquisition, the Company expects to further solidify its market share in the LaPorte County, Indiana market as well as expand into the Porter County, Indiana market, expand its customer base to enhance deposit fee income, provide an opportunity to market additional products and services to new customers, and reduce operating costs through economies of scale.

The aggregate purchase price was $19,240, including $9,620 in cash and $9,620 in common stock. The purchase price resulted in approximately $8,431 in goodwill and $1,838 in core deposit and customer relationship intangibles. The intangible assets will be amortized over their estimated useful lives which range from 4 to 15 years, using an accelerated method. Goodwill will not be amortized but instead will be evaluated periodically for impairment.

The Company acquired a group of loans through the acquisition of City Savings Financial Corporation on October 12, 2007. Acquired loans that showed evidence of credit deterioration since their origination were recorded at an allocated fair value, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, incurred losses are recognized by an increase in the allowance for loan losses. For further information about the accounting treatment of purchased loans subject to SOP 03-3, see Note 3 of the Notes to Consolidated Financial Statements included in Part III hereof.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

Cash and due from financial institutions	$3,042
Federal funds sold	7,548
Interest-bearing time deposits in other financial institutions	100
Securities, including FHLB stock	7,378
Loans, net	94,457
Other real estate owned	479
Premises and equipment	3,509
Goodwill	8,431
Core deposit and other intangible assets	1,838
Bank owned life insurance	2,749
Accrued interest receivable and other assets	2,360

Total assets acquired	131,891
Deposits	(84,080)
Subordinated debentures	(5,155)
FHLB advances	(21,299)
Accrued interest payable and other liabilities	(1,433)

Total liabilities assumed	(111,967)
Less: Merger related expenses	(684)

Net assets acquired	$19,240

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies:

Securities. Securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax, and as a separate component of shareholders’ equity. Other securities, such as Federal Home Loan Bank of Indianapolis stock, are carried at cost.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities and collateralized mortgage obligations where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) The LaPorte Savings Bank’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired with specific allowance amounts allocated, if applicable, in accordance with SFAS. No. 114 when full payment under the loan terms is not expected. Loans included for analysis for potential impairment under SFAS No. 114 are all loans identified by The LaPorte Savings Bank as Substandard, Doubtful or Loss. Such loans are analyzed to determine if specific allowance allocations are required under either the fair value of collateral method, for all collateral dependent loans, or using the present value of estimated future cash flows method, using the loan’s existing interest rate as the discount factor. Other factors considered in the potential specific allowance allocation measurement are the timing and reliability of collateral appraisals or other collateral valuation sources, the confidence in The LaPorte Savings Bank’s lien on the collateral, historical losses on similar loans, and any other factors known to management at the time of the measurement that may affect the valuation. Based on management’s consideration of these factors for each individual loan that is reviewed for potential impairment, a specific allowance allocation is assigned to the loan, if applicable, and such allocations are periodically monitored and adjusted as appropriate

Non-specific general allowance amounts are allocated in accordance with SFAS No. 5. Loans included for analysis under SFAS No. 5 are all other loans not considered in the specific allowance allocation analysis under SFAS No. 114 described above. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly they are not separately identified for impairment disclosures. A minimum and maximum allowance allocation estimate is determined for each general loan category or loan pool based on the current three year historical average annual loss ratios as well as consideration of significant recent changes in annual historical loss ratios, classified loan trends by category, delinquency ratios and inherent risk factors attributable to current local and national economic conditions.

All of the allowance for loan losses is allocated under the specific and general allowance allocation methodologies described above. Management reviews its allowance allocation estimates and loan collateral values on at least a quarterly basis and adjusts the allowance for loan losses for changes in specific and general allowance allocations, as appropriate. Any differences between the estimated and actual observed loan losses are adjusted through increases or decreases to the allowance for loan losses on at least a quarterly basis and such losses are then factored into the revised historical average annual loss ratios for future quarterly allowance allocations.

The Company acquired a group of loans through the acquisition of City Savings Financial Corporation on October 12, 2007. Purchased loans that showed evidence of credit deterioration since their origination were recorded at an allocated fair value, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, incurred losses are recognized by an increase in the allowance for loan losses. For further information about the accounting treatment of purchased loans subject to SOP 03-3, see Note 3 of the Notes to Consolidated Financial Statements included in Part III hereof.

Income Taxes. Income tax expense (benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial position or results of operations.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Valuation of Goodwill and Other Intangible Assets. The Bank assesses the carrying value of goodwill at least annually in order to determine if is impaired. In reviewing the carrying value of goodwill, management assesses the recoverability by evaluating the fair value of the Company’s community banking segment, which is the Bank’s only business segment. Any impairment would be required to be recorded during the period identified. The Bank’s goodwill totaled $8.4 million as of December 31, 2007. In the future, if goodwill were determined to be impaired, our financial results could be materially impacted.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from a whole bank acquisition. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from 4 to 15 years. These intangible assets are also periodically evaluated for impairment. In the future, if these other intangible assets are determined to be impaired, our financial results could be materially impacted.

Business Strategy

Our business strategy is to enhance operations by:

•

Increasing Commercial Real Estate Lending. In order to increase the yield of and reduce the term to repricing of our loan portfolio, we are increasing our originations and, to a lesser extent, purchases of commercial real estate loans.

•

Maintaining Our Status As An Independent Community Oriented Institution. We intend to use our customers’ connections and our knowledge of our local community to enhance our status as an independent community financial institution.

•

Managed Growth. We believe that it can be helpful to increase our loans and deposits, if possible, in order to help cover the costs of operating in a highly competitive and regulated marketplace. Our acquisition of City Savings Financial was a part of this effort. In the future, we will continue to explore ways to grow our franchise both through internal growth and external acquisitions. Over the last year, we have acquired lots for potential new branches in Westville and Valparaiso, Indiana.

•

Maintaining the Quality of our Loan Portfolio. Maintaining the quality of our loan portfolio is a key factor in managing our growth. We will continue to use customary risk management techniques, such as independent internal and external loan reviews, portfolio credit analysis and field inspections of collateral in overseeing the performance of our loan portfolio.

•

Managing Interest Rate Risk. We believe that it is difficult to achieve satisfactory levels of profitability in the financial services industry without assuming some level of interest rate risk. However, we believe that such risk must be carefully managed to avoid undue exposure to changes in interest rates. Accordingly, we seek to manage to the extent practical our interest rate risk.

We believe that these strategies will guide our investment of the net proceeds of the offering. We intend to continue to pursue our business strategy after the reorganization and the offering, subject to changes necessitated by future market conditions and other factors.

Comparison of Financial Condition At December 31, 2007 and December 31, 2006

Total Assets. Total assets increased $100.8 million, or 37.8% to $367.3 million at December 31, 2007 from $266.5 million at December 31, 2006, primarily due to the public offering and acquisition of City Savings Financial Corporation on October 12, 2007. As a result, the Company significantly increased its investment securities and loan portfolios. The increase was partially offset by a decrease of $11.1 million in cash and cash equivalents due to the withdrawal of a temporary large public fund noninterest bearing demand deposit in January 2007.

Investment Securities. Securities available-for-sale increased $7.5 million, or 8.5% to $96.0 million at December 31, 2007 from $88.5 million at December 31, 2006, primarily attributable to the acquisition of the City Savings investment portfolio. In 2007 there was a significant decrease in the U.S. Treasury and Federal Agency obligations of $11.6 million or 27.8% to $30.0 million at December 31, 2007 from $41.6 million at December 31, 2006. This was primarily the result of securities of this type that were called in 2007 as a result of the decrease in interest rates. The majority of the proceeds from these securities were reinvested into mortgage backed securities to provide the cash flow and liquidity necessary to fund anticipated loan growth in the future. In the first quarter of 2007, management elected to sell a majority of the Fannie Mae and Freddie Mac preferred stock issues it had previously written down in 2004 due to an other than temporary impairment classification. The market value on these securities substantially recovered in early 2007 before interest rates started to significantly decline later in the year. Due to the concerns with the real estate and subprime markets, management elected to sell the majority of these securities and realized a gross gain of $896,000. A majority of the proceeds from this sale were reinvested in fixed rate mortgage backed securities. Management did elect to continue to hold two of the preferred stock issues. At December 31, 2007 these securities further declined in market value resulting in an other-than-temporary impairment charge of $228,000. These securities are now carried at $1.2 million, 62.1% of the original par value and represent 1.3% of the total investment portfolio at December 31, 2007.

Net Loans. Net loans increased $84.4 million or 62.0%, to $220.5 million at December 31, 2007 from $136.1 million at December 31, 2006. This increase is primarily attributable to the acquisition of City Savings Financial Corp. At December 31, 2007 the balance of the loans purchased from City Savings totaled $84.0 million. The allowance for loan losses balance also increased $756,000 from December 31, 2006 primarily due to the Company’s estimation of the required general pool allocations needed for loans acquired from City Savings of $776,000, resulting in an increase in net loans of $83.2 million from City Savings Bank.

There was an increase in one- to four-family residential loans of $34.2 million or 53.4% to $98.3 million at December 31, 2007 from $64.0 million at December 31, 2006, primarily resulting from the City Savings Bank acquisition. Included in this was an increase in variable rate one- to four-family residential loans of $18.2 million or 433.3% to $22.4 million at December 31, 2007 from $4.2 million at December 31, 2006 primarily due to the acquisition. City Savings Bank had a much larger percentage of its residential loan portfolio in variable rate loans, which management believes will positively impact our interest rate risk management position.

Commercial real estate loans increased from $35.8 million at December 31, 2006 to $60.0 million at December 31, 2007. This increase reflects $26.2 million of commercial real estate loans acquired from City Savings Bank as of December 31, 2007 with the balance due to our originations of commercial real estate loans.

Commercial business loans increased from $9.6 million at December 31, 2006 to $17.4 million at December 31, 2007. This increase reflects $4.8 million of commercial business loans as of December 31, 2007 acquired from City Savings Bank with the balance of the increase due to our originations of commercial business loans.

Commercial construction loans increased $4.6 million or 100% at December 31, 2007 when compared to December 31, 2006. This increase reflects $2.2 million of commercial construction loans as of December 31, 2007 acquired from City Savings Bank with the balance of the $2.4 million increase due to our originations of commercial construction loans.

Consumer loans increased $10.3 million or 41.4% to $35.3 million at December 31, 2007 from $25.0 million at December 31, 2006. This growth was primarily a result of loans acquired from City Savings. The increase from acquired loans of $14.8 million was partially offset by a decrease in indirect automobile loans of $4.5 million or 31.8% to $9.6 million at December 31, 2007 from $14.1 million at December 31, 2006. During the latter part of 2007, we increased our pricing on indirect automobile loans due to the low profit margin on these loans, resulting in a decrease in the aggregate balance of such loans. We were able to fund higher yielding commercial loans with the decrease in the indirect automobile loans, which had the effect of improving the net interest margin.

All Other Assets. Premises and equipment increased $2.7 million or 33.1% to $10.9 million at December 31, 2007 from $8.2 million at December 31, 2006. This increase is primarily the result of the acquisition of the three City Savings offices. Bank owned life insurance increased $3.0 million or 50.0% to $9.1 million at December 31, 2007 from $6.1 million at December 31, 2006, primarily attributable to the life insurance policies acquired from City Savings. Goodwill of $8.4 million and intangible assets of $1.7 million were recorded in the fourth quarter of 2007 as a result of the acquisition of City Savings Financial.

Deposits. Deposits increased $44.4 million or 22.0% to $246.3 million at December 31, 2007 from $201.9 million at December 31, 2006. Deposits acquired from City Savings at December 31, 2007 were approximately $73.3 million. This increase was offset by a significant decrease in non-interest bearing demand deposits, due primarily to a temporary public fund deposit of $21.0 million in November 2006, which was withdrawn in January 2007. We also experienced a decrease during 2007 in interest-bearing deposits, excluding the City Savings acquisition, of approximately $5.8 million due to the competition for deposits and the current interest rate environment. We increased the interest rates we pay on Money Market and NOW accounts in 2006 due to the continued pressure on interest rates, which did stabilize deposits, but also increased the cost of funds in 2006 and 2007. During the last quarter of 2007, we decreased the interest rates we pay on all deposits including savings and interest bearing checking accounts, as a result of the significant decrease in the prime interest rate during that same time period and more attractive pricing on Federal Home Loan Bank advances.

Borrowed Funds. Funds borrowed from the Federal Home Loan Bank of Indianapolis increased $30.0 million or 82.2% to $66.5 million at December 31, 2007 from $36.5 million at December 31, 2006, primarily, as a result of the acquisition of City Savings. At acquisition, the Bank recorded $21.3 million in advances acquired from City Savings and in addition borrowed $8.7 million to take advantage of attractive rates.

In 2007, LaPorte Bancorp, Inc. assumed subordinated debentures as a result of the City Savings Financial acquisition. In 2003, City Savings Financial formed the City Savings Statutory Trust I (the “Trust”) and the trust issued 5,000 floating Preferred Trust Securities with a liquidation amount of $1,000 per preferred Security in a private placement to an offshore entity for an aggregate offering price of $5,000,000. The proceeds of the $5,000,000 were used by the Trust to purchase $5,155,000 in Floating Rate Subordinated Debentures from City Savings Financial Corporation. The Debentures and Securities have a term of 30 years from maturity and carry an interest rate adjusted quarterly of three month LIBOR plus 3.10%. At December 31, 2007, this rate was 7.96%.

Total Shareholders’ Equity. Total shareholders’ equity increased $20.3 million or 77.0% to $46.7 million at December 31, 2007 from $26.4 million at December 31, 2006. The increase was the result of the public stock offering and acquisition of City Savings Financial Corporation. The increase also reflected net income of $717,000.

Comparison of Financial Condition At December 31, 2006 and December 31, 2005

Total Assets. Total assets increased by $9.6 million, or 3.7%, to $266.5 million at December 31, 2006 from $256.9 million at December 31, 2005. This increase was primarily due to increases in securities available-for-sale and cash and cash equivalents, partially offset by a decrease in net loans and borrowings. Cash and cash equivalents increased $12.4 million or 142.9% to $21.0 million at December 31, 2006 from $8.7 million at December 31, 2005. This increase is primarily attributable to a large public fund deposit included in noninterest earning demand deposit accounts at year-end 2006. These increases were partially offset by a decrease in net loans of $4.5 million or 3.2% to $136.1 million at December 31, 2006 from $140.6 million at December 31, 2005. Loans held for sale also decreased by $707,000 or 100% to no loans held for sale at December 31, 2006 from $707,000 at December 31, 2005. Securities available-for-sale increased $2.5 million or 3.0% to $88.5 million at December 31, 2006 from $86.0 million at December 31, 2005.

Investment Securities. Securities available-for-sale increased $2.5 million, or 3.0%, to $88.5 million at December 31, 2006, from $86.0 million at December 31, 2005, primarily funded through the decrease in one- to four-family residential loans. The LaPorte Savings Bank increased U.S. Treasury and Agency obligations by $8.4 million or 25.2% to $41.6 million at December 31, 2006 from $33.2 million at December 31, 2005. The LaPorte Savings Bank decreased balances in both mortgage-backed securities and CMOs in 2006 and increased U.S. Treasury and Agency obligations to reduce its exposure to decreasing interest rates and the potential effect thereof on the fair value of these securities. The LaPorte Savings Bank has utilized this strategy since 2004.

Net Loans. Net loans decreased $4.5 million, or 3.2%, to $136.1 million at December 31, 2006 from $140.6 million at December 31, 2005. This decrease was primarily attributable to a decrease in one- to four-family residential loans and other consumer loans, offset in part by an increase in commercial real estate and commercial loans. One- to four-family residential mortgages decreased by $5.6 million to $64.0 million at December 31, 2006 from $69.6 million at December 31, 2005. For the same time period, commercial real estate loans increased by $2.7 million to $35.8 million from $33.1 million and commercial loans increased $3.8 million or 66.3% to $9.6 million at December 31, 2006 from $5.8 million at December 31, 2005. Other loans, which primarily are indirect automobile loans, decreased $5.1 million to $17.7 million at December 31, 2006 from $22.7 million at December 31, 2005. The LaPorte Savings Bank increased its pricing on indirect automobile loans due to the low profit margin on these loans, resulting in a decrease in the aggregate balance of such loans. The LaPorte Savings Bank was able to fund higher yielding commercial loans with the decrease in the indirect automobile loans, which had the effect of improving our net interest margin.

Deposits. Deposits increased by $19.5 million, or 10.7%, to $201.9 million at December 31, 2006, from $182.3 million at December 31, 2005. This increase was attributable to an increase in noninterest bearing demand deposits of $23.2 million or 94.3%, due to a temporary public fund deposit of $21.0 million in November 2006, which was withdrawn in January 2007. Money market and NOW accounts increased $2.3 million or 12.9% to $20.4 million at December 31, 2006 from $18.1 million at December 31, 2005. These increases were partially offset by a decrease in regular savings of $6.4 million or 14.0% to $39.4 million at December 31, 2006 from $45.8 million at December 31, 2005. These balances moved into higher yielding deposits. The LaPorte Savings Bank increased interest rates on its Money Market and NOW accounts in 2006 due to competitive pressures, which stabilized its deposits, but increased its cost of funds in 2006.

Borrowed Funds. Funds borrowed from the Federal Home Loan Bank of Indianapolis decreased by $12.0 million, or 24.7%, to $36.5 million at December 31, 2006, from $48.5 million at December 31, 2005. This decrease is attributed to the increase in noninterest bearing demand deposits in 2006 as well as the decrease in loan originations.

Total Shareholders’ Equity. Total shareholders’ equity increased by $1.8 million, or 7.5%, to $26.4 million at December 31, 2006 from $24.5 million at December 31, 2005. The increase reflected net income of $1.1 million in addition to a $727,000 decrease in accumulated other comprehensive loss, net of tax due to a decline in the amount of net unrealized losses on securities available-for-sale at December 31, 2006 due to changes in the composition of the investment securities portfolio combined with changes in interest rates.

Comparison of Operating Results For The Years Ended December 31, 2007 and December 31, 2006

Net Income. Net income decreased $400,000 or 35.8% to $717,000 for the year ended December 31, 2007 from $1.1 million for the year ended December 31, 2006, primarily attributed to $658,000 in noninterest expenses related to the reorganization, stock offering and acquisition of City Savings Financial Corporation. All indirect costs related to the acquisition have been expensed as they were incurred. In addition, an other-than-temporary securities impairment loss of $228,000 was recorded in the fourth quarter of 2007. The increase in non-interest expenses was partially offset by an increase in net interest income of $469,000 as well as an increase in net gains on securities of $918,000.

Net Interest Income. Net interest income increased $469,000 or 7.1% to $7.1 million for the year ended December 31, 2007 from $6.6 million for the year ended December 31, 2006, primarily attributable to the increase in net interest earning assets acquired from City Savings Financial. Although the net interest rate spread decreased by five basis points in 2007, the net interest margin remained stable at 2.86% for 2007 as compared to 2.85% for 2006. The yield on average interest-earning assets increased 32 basis points, offset by an increase in the cost on average interest-bearing liabilities of 37 basis points. The increase in the cost of funds was the result of the increased competitive pressure to raise our interest rates on interest-bearing checking accounts and certificates of deposit early in 2007 as well as the cost on the subordinated debt issue acquired from City Savings Financial in the fourth quarter of 2007.

Interest and Dividend Income. Interest and dividend income increased $1.7 million or 12.2% to $15.2 million for the year ended December 31, 2007 from $13.6 million for the year ended December 31, 2006. The increase is primarily attributable to the increase in the average yield on both loans and investments for the year ended December 31, 2007 compared to the prior year period, as well as the increase in total loans and investments due to the City Savings Financial acquisition in the fourth quarter of 2007.

The average yield on taxable securities increased 21 basis points to 4.80% for the year ended December 31, 2007 compared to 4.59% for the same prior year period. The average yield on loans increased 34 basis points to 7.00% for the year ended December 31, 2007 as compared to 6.66% for the same prior year period. This increase was attributable to a higher yield on our one- to four-family residential real estate loans as well as the increase in the yield on our indirect auto loan portfolio. The average yield on one- to four-family real estate loans increased 34 basis points, primarily because of new originations at higher rates as well as the acquisition of the City Savings Bank higher yielding one- to four-family residential loans. The yield on our indirect portfolio increased by 42 basis points for the year ended December 31, 2007 due to management’s decision to change its pricing structure in 2006, due to credit risk involved, realizing that the balance on the portfolio would be decreasing over time.

Other interest income decreased $104,000 for the year ended December 31, 2007 due to a decrease of $2.2 million in average federal funds sold and other interest bearing deposits compared to the prior year period.

Interest Expense. Interest expense increased $1.2 million or 17.1% to $8.1 million for the year ended December 31, 2007 from $6.9 million for the year ended December 31, 2006. This increase is attributable to the increase in interest-bearing deposits and borrowings acquired from City Savings Financial, as well as an increase in the average cost of interest bearing liabilities of 37 basis points. The average balance on total interest bearing deposits and borrowings increased $11.3 million for 2007 compared to 2006.

The average cost of interest-bearing deposits increased 40 basis points for the year ended December 31, 2007 compared to the same prior year period due to the continued competitive pressure on interest rates paid for deposits earlier in 2007. This trend has begun to abate as interest rates declined significantly in the last six months of 2007. The average balance on total interest bearing deposits increased $12.1 million due to the acquisition in the last quarter of 2007.

In the second half of 2006, management elected to tier and increase the rates paid on NOW and money market accounts in order to compete with other banks in the marketplace. This resulted in an increase in the average cost of NOW and money market deposits of 72 basis points for the year ended December 31, 2007 compared to the same prior year period. As interest rates started to decline significantly in the second half of 2007, management significantly lowered the interest rates on these accounts.

Interest expense on borrowings increased $146,000 or 6.3% to $2.5 million for the year ended December 31, 2007 from $2.3 million for the year ended December 31, 2006. This increase is largely attributable to the interest cost on the subordinated debt acquired from City Savings Financial. The average cost of the subordinated debt was 8.35% for the year ended December 31, 2007. As mentioned previously, the preferred debt adjusts quarterly at the rate of the 3 month labor plus 3.10%. The preferred debt bore an annual rate of 7.96% as of December 31, 2007.

Provision for Loan Losses. Our allowance for loan loss is the estimated amount considered necessary to reflect probable incurred losses in the loan portfolio at the balance sheet date. Our analysis of the appropriate allowance includes a review of identifiable problem loans for which a specific allowance is required as well as general allowance allocations for the remainder of the loan portfolio. The Company acquired a group of troubled loans through the acquisition of City Savings Financial Corporation on October 12, 2007. Acquired loans that showed evidence of credit deterioration since their origination were recorded at an allocated fair value, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, incurred losses are recognized by an increase in the allowance for loan losses. For further information about the accounting treatment of purchased loans subject to SOP 03-3, see Note 3 of the Notes to Consolidated Financial Statements included in Part III hereof.

A provision for loan losses of $64,000 was recorded for the year ended December 31, 2007 compared to a provision of $143,000 for the year ended December 31, 2006. Net loan charge offs for 2007 were $84,000 compared to the provision for loan losses of $64,000. Total nonperforming loans increased $1.2 million or 149.2% to $2.1 at December 31, 2007 from $837,000 at December 31, 2006 of which $707,000 were loans acquired from City Savings Bank that were accounted for under SOP 03-3. See Note 3 of the Notes to Consolidated Financial Statements included in Part III hereof. Total nonperforming loans to total loans increased from 0.61% at December 31, 2006 to 0.94% at December 31, 2007. The allowance for loan losses to nonperforming loans decreased to 86.2% at December 31, 2007 from 124.4% at December 31, 2006. The allowance for loan losses to total loans increased to 0.81% at December 31, 2007 compared to 0.76% at December 31, 2006.

Noninterest Income. Noninterest income increased $901,000 or 46.1% to $2.9 million for the year ended December 31, 2007 from $2.0 million for the year ended December 31, 2006. The increase is primarily due to the increase in net gain on sale of securities of $918,000 as well as an increase in trust and brokerage fees of $96,000 and an increase in earnings on life insurance of $50,000.

In the first quarter of 2007, management elected to sell a majority of the Fannie Mae and Freddie Mac preferred stock issues it had previously written down in 2004 due to an other than temporary impairment classification. The market value on these securities substantially recovered in early 2007 and management elected to sell the majority of these securities and realize a gross gain of $896,000. A majority of the proceeds from this sale were reinvested in fixed rate mortgage backed securities. Management did elect to continue to hold two of the preferred stock issues. At December 31, 2007 these securities further declined in market value resulting in an other-than-temporary impairment charge of $228,000 in the fourth quarter of 2007. The investments are carried at $1.2 million, or 1.3% of the total investment portfolio at December 31, 2007.

Brokerage and trust fees increased due to steady growth in both areas attributable to a continued emphasis on cross-selling and business development efforts.

Income on life insurance increased $50,000 in 2007 due to the life insurance policies acquired from City Savings Financial.

Noninterest Expense. Noninterest expense increased $1.8 million or 25.7% to $8.9 million for the year ended December 31, 2007 from $7.1 million for the year ended December 31, 2006, primarily due to nonrecurring costs associated with the reorganization, stock offering and acquisition of City Savings Financial, as well as ongoing increased costs due to public company reporting requirements and the amortization of the core deposit and other intangibles.

Salaries and wages increased $634,000 or 14.7% for the year ended December 31, 2007 due to the 25 additional employees added from the City Savings Financial acquisition in the fourth quarter of 2007, as well as the addition of two key positions to staff in 2007. The Bank added a Controller and a Vice President of Commercial/Consumer Lending during the first six months of 2007. In addition, management elected to create a new position to oversee all of the credit and underwriting functions for commercial lending. This position was filled by the Executive Vice President of Commercial Lending at that time and as a result created the need to hire a new head of commercial lending. This position was filled in August 2007. Also contributing to this increase in salaries and wages was the creation and expense of the employee stock ownership plan. The ESOP expense for 2007 was $70,000.

Occupancy expense increased $227,000 or 16.3% to $1.6 million for the year ended December 31, 2007 from $1.4 million for the year ended December 31, 2006. The increase was primarily due to nonrecurring expenses related to the acquisition of City Savings Financial. Costs associated with converting the City Savings ATM’s, wiring and other building costs at the new branches, as well as furniture and fixtures expense amounted to $95,000 for the year ended December 31, 2007. In addition to these costs, all other occupancy expenses increased due to the addition of three additional City Savings branch locations during the fourth quarter of 2007.

Data processing expenses increased $256,000 or 85.6% to $555,000 for the year ended December 31, 2007 from $299,000 for the year ended December 31, 2006. The Bank incurred $141,000 in expenses attributable to the core conversion of City Savings Bank, as well as $26,000 for the ATM conversion in preparation for the acquisition. In addition to the acquisition costs, annual data processing maintenance costs increased in 2007 compared to 2006 due to the addition of new software products and costs associated with upgrading the Bank’s online banking product in 2007.

Advertising costs increased $35,000 or 35.0% to $135,000 for the year ended December 31, 2007 from $100,000 for the year ended December 31, 2006, primarily due to $26,000 in signage and advertising costs associated with the acquisition.

Bank examination expense increased $177,000 or 79.2% to $399,000 for the year ended December 31, 2007 from $222,000 for the year ended December 31, 2006, primarily attributable to the increase in external audit fees due to the change in public company status. There were also $25,000 in nonrecurring expenses attributable to fees paid to the regulatory agencies in conjunction with the reorganization.

Amortization of intangibles and other expenses increased $495,000 or 65.1% to $1.3 million for the year ended December 31, 2007 from $760,000 for the year ended December 31, 2006, of which $173,000, was attributable to the acquisition of City Savings. These expenses included $84,000 for legal and consulting, $48,000 for recruitment fees, and approximately $30,000 for general supplies associated with the initial acquisition. Amortization of the core deposit and customer relationship intangibles was $130,000 for the year ended December 31, 2007, which we did not have in 2006. Other miscellaneous services increased $14,000 due to a temporary consulting engagement to assist with conversion activities as well as $7,000 for ESOP annual administration. We also experienced an increase in postage of $27,000 in 2007 due to the additional mailings in conjunction with the acquisition. Donations increased $15,000 in 2007, and FDIC insurance premium expense increased $9,000, both which were due to the acquisition.

Income Tax Expense. Income tax expense was $268,000 for the year ended December 31, 2007, an increase of $25,000 or 10.3%, compared to $243,000 for the year ended December 31, 2006, principally due to a substantial increase in the valuation allowance for deferred tax assets for the portion of the net state deferred tax asset that management feels is not realizable. An addition to the valuation allowance of $183,000 was taken at the end of 2007 as a result of the additional state net operating loss carry forward brought over from City Savings Financial. The resulting effective tax rate was 27.21% for the year ended December 31, 2007 compared to 17.87% for the year ended December 31, 2006. The effective tax rate increased due to the increase in the state tax valuation reserve. The effective tax rate is below the expected federal income tax rate of 34% due to tax-exempt securities and life insurance income.

Comparison of Operating Results For The Years Ended December 31, 2006 and December 31, 2005

Net Income. Net income increased $226,000, or 25.3%, to $1.1 million for the year ended December 31, 2006 from $891,000 for the year ended December 31, 2005. The increase was primarily the result of an increase in net interest income and an increase in total noninterest income. The increase in interest rates from the beginning of 2005 through 2006 contributed to the increase in net interest income. Interest on adjustable rate commercial real estate and commercial loans, as well as home equity loans, all increased as a result of the increase in interest rates, and our securities yield increased as they matured and we reinvested the proceeds in higher yielding securities. This was partially offset by increases in deposit and borrowing rates. These factors contributed to an increase in yield of 61 basis points on average interest-earning assets offset by a 52 basis point increase in cost on average interest-bearing liabilities.

Net Interest Income. Net interest income increased $249,000 or 3.9% to $6.6 million for the year ended December 31, 2006 from $6.4 million for the year ended December 31, 2005. The increase was primarily attributable to a 17 basis point increase in our net interest margin to 2.85% for the year ended December 31, 2006 from 2.68% for the year ended December 31, 2005. The increase in net interest margin was primarily due to average yields on average interest-earning assets increasing at a faster pace than the average cost of average interest-bearing liabilities.

The tables on pages 54, 55 and 56 set forth the components of our net interest income, yields on average interest-earning assets and costs of average interest-bearing liabilities, and the effect on net interest income arising from changes in volumes and rates.

Interest Income. Interest income increased $1.2 million or 9.5% to $13.6 million for the year ended December 31, 2006 from $12.4 million for the year ended December 31, 2005. Interest income from loans increased $566,000 or 6.5% to $9.3 million for the year ended December 31, 2006 from $8.7 million for the year ended December 31, 2005, primarily due to an increase in the average yield.

The average yield on loans for the year ended December 31, 2006 increased to 6.66% compared to 5.95% for fiscal year 2005, due primarily to an increase in market rates and a modest increase in the percentage of our loan portfolio consisting of non-residential loans. This was partially offset by a decrease in average loan balances of $7.2 million to $139.7 million for the year ended December 31, 2006 from $146.8 million for the year ended December 31, 2005.

Interest income from taxable securities increased $516,000 or 17.7% to $3.4 million for the year ended December 31, 2006 from $2.9 million for the year ended December 31, 2005. The average yield on taxable securities increased to 4.59% for the year ended December 31, 2006 from 4.13% for the year ended December 31, 2005. The average balances of our taxable investment securities increased $4.2 million or 6.0% to $74.7 million for the year ended December 31, 2006 from $70.5 million for the year ended December 31, 2005. This increase was funded by the decrease in our average loan balances.

The interest income from tax-exempt securities decreased $31,000 or 6.3% for the year ended December 31, 2006 to $468,000 from $499,000 for the year ended December 31, 2005. This was due to a decrease in the average balance of tax-exempt securities for 2006 of $2.6 million to $11.1 million for the year ended December 31, 2006 from $13.7 million for the year ended December 31, 2005.

Interest income from federal funds sold and other interest-bearing deposits increased $109,000 or 76.2% to $252,000 for the year ended December 31, 2006 from $143,000 for the year ended December 31, 2005. The average balance for the year ended December 31, 2006 was $5.1 million with an average yield of 4.94%. For the year ended December 31, 2005, the average balance was $4.5 million with an average yield of 3.20%. The increase in the average balance was funded by the large temporary increase in public fund deposits in November 2006.

Interest Expense. Interest expense increased $924,000, or 15.4%, to $6.9 million for the year ended December 31, 2006 from $6.0 million for the year ended December 31, 2005. The increase resulted from a 52 basis point increase in the overall cost of average interest-bearing liabilities to 3.38% for the year ended December 31, 2006 from 2.86% for the year ended December 31, 2005, which increased interest expense by $924,000. This was due to an increase in general interest rates, a highly competitive market for certificates of deposit combined with the increase in rates paid on our NOW and money market accounts. In 2006, The LaPorte Savings Bank elected to tier and increase its rates on NOW and money market accounts to compete with banks in its marketplace.

Average balances on savings deposits decreased $6.6 million or 13.5% to $42.5 million for the year ended December 31, 2006 from $49.1 million for the year ended December 31, 2005, while money market and NOW account average balances increased $1.6 million or 8.9% to $19.6 million for the year ended December 31, 2006 from $18.0 million for the year ended December 31, 2005. Average balances on certificate of deposits and IRAs increased $3.4 million or 3.6% to $97.7 million for the year ended December 31, 2006 from $94.3 million for the year ended December 31, 2005. The increase in the average deposit balances along with the increase in interest rates paid contributed to the increase in interest expense.

Provision for Loan Losses. Our allowance for loan losses is the estimated amount considered necessary to reflect probable incurred losses in the loan portfolio at the balance sheet date. Our analysis of the appropriate allowance includes a review of identified problem loans for which a specific allowance is required as well as general allowance allocations for the remainder of the loan portfolio.

A provision of $143,000 for loan losses was recorded for the year ended December 31, 2006 compared to a provision of $215,000 for the year ended December 31, 2005. Net loan charge-offs for 2006 were $166,000 compared to the provision for loan losses of $143,000. Total nonperforming loans decreased $136,000 or 14.0% to $837,000 at December 31, 2006 from $973,000 at December 31, 2005. Total nonperforming loans to total loans decreased from 0.69% at December 31, 2005 to 0.61% at December 31, 2006. The allowance for loan losses to nonperforming loans increased to 124.4% at December 31, 2006 from 109.4% at December 31, 2005. The allowance for loan losses to total loans remained relatively constant at 0.76% at December 31, 2006 compared to 0.75% at December 31, 2005.

Noninterest Income. Noninterest income increased by $66,000, or 3.5%, to $2.0 million for the year ended December 31, 2006, from $1.9 million for the year ended December 31, 2005. The increase was primarily due to increased brokerage fees of $49,000, which is attributed to the hiring of a new and more experienced broker in 2005. Total other income increased $32,000, primarily due to an increase in debit card income of $22,000. These increases in noninterest income were partially offset by decreases in trust fees of $13,000, attributable to higher estate fees earned in 2004. Additionally, we had $24,000 of net losses on securities, primarily as a result of selling certain municipal securities, during the year ended December 31, 2006.

Noninterest Expense. Noninterest expense decreased by $9,000, or 0.1%, to $7.1 million for the year ended December 31, 2006, from $7.1 million for the year ended December 31, 2005. Increases in salaries and employee benefits of $297,000, were offset by decreases in other expenses (primarily general supplies and other miscellaneous services) of $270,000. In 2005, The LaPorte Savings Bank converted its core processing system, resulting in an additional non-recurring expense of approximately $60,000. Occupancy and equipment, advertising and bank examination fees were all essentially unchanged from the year ended December 31, 2005 to the year ended December 31, 2006.

Income Taxes. Income tax expense was $243,000 for the year ended December 31, 2006, an increase of $170,000, or 232.3%, compared to $73,000 for the year ended December 31, 2005, principally due to an increase in income before income taxes, which was partially offset by a decrease in the amount of change in the valuation allowance for deferred tax assets for the portion of the net state deferred tax asset that management feels is not realizable. The resulting effective tax rate was 17.87% for the year ended December 31, 2006 compared to 7.57% for the year ended December 31, 2005. The effective tax rate is considerably below the expected federal income tax rate of 34% due to tax-exempt securities and life insurance income.

Interest Rate Margin Analysis

The following tables set forth average balance sheets, average yields and costs, and certain other information at the date and for the periods indicated. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	At December 31,		Year Ended December 31,
	2007		2007
	Outstanding Balance	Yield/Rate	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
Loans	$220,497	6.98%	$154,151	$10,794	7.00%
Taxable securities	86,776	5.01	78,670	3,778	4.80
Tax exempt securities	9,272	3.64	9,654	383	3.97
Federal Home Loan Bank of Indianapolis stock	4,187	3.80	2,987	141	4.72
Fed funds sold and other interest-bearing deposits	2,118	3.50	2,961	148	5.00

Total interest-earning assets	322,850	6.29%	248,423	15,244	6.14%
Noninterest-earning assets	44,410		28,237

Total assets	$367,260		$276,660

Liabilities and equity:
Savings deposits	$43,754	0.51%	$39,665	203	0.51%
Money market/NOW accounts	37,089	2.15	25,038	495	1.98
CD’s and IRAs	137,280	4.63	107,150	4,973	4.64

Total interest bearing deposits	218,123	3.38	171,853	5,671	3.30
Borrowings	71,671		44,968	2,464	5.48

Total interest-bearing liabilities	289,794	3.86%	216,821	8,135	3.75%

Noninterest-bearing demand deposits	28,148		25,522
Other liabilities	2,613		3,354

Total liabilities	320,555		245,697
Equity	46,705		30,963

Total liabilities and equity	$367,260		$276,660

Net interest income				$7,109

Net interest rate spread		2.43%			2.39%
Net interest-earning assets	$33,056		$31,602

Net interest margin					2.86%
Average of interest-earning assets to interest-bearing liabilities		111.37%			114.57%

	Years Ended December 31,
	2006			2005
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
Loans	$139,668	$9,306	6.66%	$146,831	$8,740	5.95%
Taxable securities	74,741	3,428	4.59	70,495	2,912	4.13
Tax exempt securities	11,130	468	4.20	13,693	499	3.64
Federal Home Loan Bank of Indianapolis stock	2,732	131	4.80	2,765	118	4.27
Fed funds sold and other interest-bearing deposits	5,098	252	4.94	4,471	143	3.20

Total interest-earning assets	233,369	13,585	5.82%	238,255	12,412	5.21%
Noninterest-earning assets	23,995			22,784

Total assets	$257,364			$261,039

Liabilities and equity:
Savings deposits	$42,478	212	0.50%	$49,127	246	0.50%
Money market/NOW accounts	19,625	247	1.26	18,027	75	0.42
CD’s and IRAs	97,661	4,168	4.27	94,277	3,336	3.54

Total interest bearing deposits	159,764	4,627	2.90	161,431	3,657	2.27
Borrowings	45,733	2,318	5.07	49,214	2,364	4.80

Total interest-bearing liabilities	205,497	6,945	3.38%	210,645	6,021	2.86%

Noninterest-bearing demand deposits	24,948			24,363
Other liabilities	1,748			1,418

Total liabilities	232,193			236,426
Equity	25,171			24,613

Total liabilities and equity	$257,364			$261,039

Net interest income		$6,640			$6,391

Net interest rate spread			2.44%			2.35%
Net interest-earning assets	$27,872			$27,610

Net interest margin			2.85%			2.68%
Average of interest-earning assets to interest-bearing liabilities			113.56%			113.11%

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31, 2007 vs. 2006			Years Ended December 31, 2006 vs. 2005
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$998	$490	$1,488	$(441)	$1,007	$566
Taxable securities	185	165	350	182	334	516
Tax exempt securities	(60)	(25)	(85)	(101)	70	(31)
Federal Home Loan Bank of Indianapolis stock	12	(2)	10	(1)	14	13
Fed funds sold and other interest-bearing deposits	(108)	4	(104)	22	87	109

Total interest-earning assets	1,027	632	1,659	(339)	1,512	1,173

Interest-bearing liabilities:
Savings deposits	(14)	5	(9)	(33)	(1)	(34)
Money market/NOW accounts	81	167	248	7	165	172
CD’s and IRAs	424	382	805	123	709	832

Total interest-bearing deposits	491	553	1,044	97	873	970
Borrowings	(39)	185	146	(172)	126	(46)
Total interest-bearing liabilities	452	738	1,190	(75)	999	924

Change in net interest income	$575	$(106)	$469	$(264)	$513	$249

Management of Interest Rate Risk

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings.

Historically, we have relied on funding longer term higher interest-earning assets with shorter term lower interest-bearing deposits to earn a favorable net interest rate spread. As a result, we have been vulnerable to adverse changes in interest rates. Over the past several years, management has implemented an asset/liability strategy to manage, subject to our profitability goals, our interest rate risk. Among the techniques we are currently using to manage interest rate risk are: (i) selling on the secondary market our originations of long-term fixed-rate one- to four-family residential mortgage loans; (ii) subject to market conditions and consumer demand, originating residential adjustable rate mortgages for our portfolio; (iii) expanding our commercial real estate loans as they generally reprice more quickly than residential mortgage loans; (iv) reducing the amount of long term, fixed rate mortgage-backed and CMO securities, which are vulnerable to a decreasing interest rate environment and will extend in duration; and (v) offering fixed rate commercial real estate loans with a prepayment penalty, to protect against prepayment risk in a decreasing rate environment. We have also used structured rates with redemption features to improve yield and may consider swaps in other hedging instruments although we have not done so to date.

While this strategy has helped manage our interest rate exposure, it does pose risks. For instance, the prepayment options embedded in adjustable rate one- to four-family residential loans and the mortgage-backed securities and CMOs, which allows for early repayment at the borrower’s discretion may result in prepayment before the loan reaches the fully indexed rate. Conversely, in a falling interest rate environment, borrowers may refinance their loans and redeemable securities may be called. In addition, multi-family and commercial real estate lending generally present higher credit risks than residential one- to four-family lending.

Our Board of Directors is responsible for the review and oversight of management’s asset/liability strategies. Our Asset/Liability Committee is charged with developing and implementing an asset/liability management plan. This committee meets monthly to review pricing and liquidity needs and assess our interest rate risk. We currently utilize a third party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates. In addition, on a monthly basis, the committee reviews our current liquidity position, investment activity, deposit and loan repricing and terms, and Federal Home Loan Bank borrowing strategies.

Depending on market conditions, we often place more emphasis on enhancing net interest margin rather than matching the interest rate sensitivity of our assets and liabilities. In particular, we believe that the increased net interest income resulting from a mismatch in the maturity of our asset and liabilities portfolios can, during periods of stable interest rates, provide high enough returns to justify increased exposure to sudden and unexpected increases in interest rates. As a result of this philosophy, our results of operations and the economic value of our equity will remain vulnerable to increases in interest rates and to declines in the difference between long- and short-term interest rates.

Quantitative Analysis. The table below sets forth, as of December 31, 2007, the estimated changes in the economic value of equity that would result from the designated changes in the in the United States Treasury yield curve over a 12 month non-parallel ramp. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Changes in		Estimated Increase (Decrease) in EVE		EV as a Percentage of Economic Value of Assets
Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EV Ratio (3)	Changes in Basis Points
	(Dollars in thousands)
+300	$54,462	$(6,224)	(10.26)%	15.60%	(0.96)
+200	57,663	(3,023)	(4.98)	16.25	(0.31)
+100	59,572	(1,114)	(1.84)	16.51	(0.05)
0	60,686	—	—	16.56	—
-100	61,191	505	0.83	16.47	(0.09)
-200	58,475	(2,211)	(3.64)	15.66	(0.90)
-300	55,229	(5,457)	(8.99)	14.71	(1.85)

(1)	Assumes changes in interest rates over a 12 month non-parallel ramp.
(2)	EVE or Economic Value of Equity at Risk measures the Bank’s exposure to equity due to changes in a forecast interest rate environment.
(3)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.

The table above indicates that at December 31, 2007, in the event of a 100 basis point decrease in interest rates over a 12 month non-parallel ramp, we would experience a 0.83% increase in net portfolio value. In the event of a 100 basis point increase in interest rates over a 12 month non-parallel ramp, we would experience a 1.84% decrease in net portfolio value, due primarily to the increase in the certificate of deposit rates and that 70.9% of our certificates and IRA deposits as of December 31, 2007 are due to mature in less than one year.

The table above reflects exposure to rising interest rates. The Company is continuing to take steps to move to a more neutral balance sheet. In the last quarter of 2007, we utilized FHLB advances with longer terms, which should further reduce our sensitivity to rising interest rates. The acquisition of City Savings Financial also helped to reduce our exposure to rising interest rates, due to the larger percentage of variable rate mortgage and consumer loans that they held in the portfolio.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in the economic portfolio value of equity require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. In this regard, the economic value of equity table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that particular changes in interest rates occur at different times and in different amounts in response to a designed change in the yield curve for U.S. Treasuries. Finally, although the economic value of equity table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet both our short- and long-term liquidity needs. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations, as well as access to Federal Home Loan Bank advances. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits.

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At December 31, 2007, $9.9 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $3.6 million at December 31, 2007, not including scheduled or pre-payments from mortgage backed securities and CMO’s. As of December 31, 2007, we had $66.5 million in borrowings outstanding from the Federal Home Loan Bank of Indianapolis and we have access to additional Federal Home Loan Bank advances of up to approximately $6.2 million.

At December 31, 2007, we had $36.8 million in loan commitments outstanding, of which $14.6 million was committed to originate unused home equity lines of credit, $13.5 million was committed to originate commercial lines of credit, $2.7 million was committed to originate unused commercial standby letters of credit, $172,000 was committed to unused overdraft lines of credit and $5.8 million was committed to originate commercial real estate and one- to four-family residential loans. Certificates of deposit and IRAs due within one year of December 31, 2007 totaled $97.4 million, or 70.9% of certificates of deposit and IRAs. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, IRAs and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2008. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $445,000 and $2.4 million for years ended December 31, 2007 and December 31, 2006, respectively. Net cash provided by investing activities was $9.5 million and $2.5 million during the years ended December 31, 2007 and December 31, 2006, respectively, principally reflecting our loan and investment securities activities in the respective periods. Investment securities cash flows had the most significant effect, as net cash from sales and maturities amounted to $32.9 million and $12.2 million and net cash utilized in purchases amounted to $33.7 million and $13.6 million during the years ended December 31, 2007 and December 31, 2006, respectively. Deposit and borrowing cash flows have comprised most of our financing activities, and for 2007 we also received $9.9 million in proceeds from issuing stock in our initial public offering, which resulted in net cash used of $21.0 million and net cash received of $7.5 million during the years ended December 31, 2007 and December 31, 2006. The net effect of our operating, investing and financing activities was to reduce our cash and cash equivalents from $21.0 million at the beginning of fiscal year 2006 to $9.9 million at December 31, 2007.

We also have obligations under our post retirement plans as described in Notes 8 and 11 to the Consolidated Financial Statements. The post retirement benefit plans will require future payments to eligible plan participants. We contributed $94,000 to our 401(k) plan in 2007 and $84,000 in 2006. In addition, as part of the reorganization and offering, the employee stock ownership plan trust borrowed funds from LaPorte Bancorp and used those funds to purchase shares to be allocated to participants in our ESOP.

Off-Balance-Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transaction involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and standby letters of credit. For information about our loan commitments, letters of credit and unused lines of credit, see Note 16 of the Notes to Consolidated Financial Statements.

For the year ended December 31, 2007, we did not engage in any off-balance-sheet transactions other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities. We did acquire several additional letters of credit and substantial increase in unused lines of credit through the City Savings Financial acquisition, however, this increase is in proportion to the commercial loan portfolio acquired.

Recent Accounting Pronouncements

In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (“FAS No. 156”). This Statement simplifies the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, FAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. FAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either of the amortization or fair value methods for subsequent measurement. The provisions of FAS No. 156 became effective as of the beginning of the first fiscal year that begins after September 15, 2006. Management implemented FASB Statement No. 156 as of January 1, 2007 and elected to continue to amortize servicing assets and the adoption of FASB Statement No. 156 did not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS No. 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances but it does expand disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption on January 1, 2008 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and became effective for fiscal years beginning after December 15, 2006. Management implemented FASB Statement No. 48 as of January 1, 2007 and the adoption did not have a material effect on our consolidated financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The issue is effective for fiscal years beginning after December 15, 2007. Management has determined that the adoption of EITF 06-4 on January 1, 2008 will not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of

Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Management has determined that the adoption of EITF 06-04 will not have a material effect on our consolidated financial statements.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task force Issue 06-5 (“EITF 06-5”), Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. Management implemented EITF 06-5 as of January 1, 2007 and the adoption did not have a material effect on our consolidated financial statements.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109 (“SAB No. 109”), Written Loan Commitments Recorded at Fair Value through Earnings superseding SAB 105, Application of Accounting Principles to Loan Commitments, which stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 states that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also states that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of this standard on January 1, 2008 did not have any material effect on the Company’s consolidated financial position or results of operations.

Impact of Inflation and Changing Prices

The financial statements and related notes of LaPorte Bancorp, Inc. have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk see Item 7- “Management’s Discussion and Analysis of Financial Conditions and Results of Operation.”

Item 8.	Financial Statements and Supplementary Data

The Financial Statements are included in Part III, Item 15 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The Bank has adopted interim disclosure controls and procedures designed to facilitate financial reporting. The Bank’s interim disclosure controls currently consist of communications among the Bank’s Chief Executive Officer, the Bank’s Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to its operations. These interim disclosure controls also contain certain elements of the Bank’s internal controls adopted in connection with applicable accounting and regulatory guidelines. In addition, the Bank’s Chief Executive Officer, Chief Financial Officer, Audit Committee and independent registered public accounting firm meet on a quarterly basis to discuss disclosure matters. The Bank’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the interim disclosure controls and procedures as of the end of the period covered by this report and found them to be effective.

(b)	Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c)	Changes in internal controls.

There were no significant changes made in our internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) is incorporated herein by reference.

Item 11.	Executive Compensation

The “Proposal I—Election of Directors” section of the Company’s 2008 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I—Election of Directors” section of the Company’s 2008 Proxy Statement is incorporated herein by reference.

The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Certain Related Persons” section of the Company’s 2008 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The “Proposal III – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2008 Proxy Statement is incorporated herein by reference.

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets - at December 31, 2007 and 2006

(C)	Consolidated Statements of Income - Years ended December 31, 2007, 2006 and 2005

(D)	Consolidated Statements of Changes In Shareholders’ Equity - Years ended December 31, 2007, 2006 and 2005

(E)	Consolidated Statements of Cash Flows - Years ended December 31, 2007, 2006 and 2005

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

  None.

(a)(3)	Exhibits

3.1	Certificate of Incorporation of LaPorte Bancorp, Inc.*
3.2	Bylaws of LaPorte Bancorp, Inc.*
4	Form of Common Stock Certificate of LaPorte Bancorp, Inc.*
10.1	Form of Employment Agreements for Lee A. Brady and Michele M. Thompson *
10.2	Supplemental Executive Retirement Plan *
10.3	Deferred Compensation Agreement *
10.4	Group Term Carve Out Plan *
10.5	Employee Stock Ownership Plan and Trust*
13	Consolidated Financial Statements
21	Subsidiaries of Registrant*
23	Consent of Crowe Chizek and Company LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of LaPorte Bancorp, Inc. (file no. 333-143526), originally filed with the Securities and Exchange Commission on June 5, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAPORTE BANCORP, INC.

Date: March 31, 2008	By:	/s/ Lee A. Brady
Lee A. Brady
Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lee A. Brady	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2008
Lee A. Brady

/s/ Michele M. Thompson	Executive Vice President, Chief Financial Officer and Director	March 31, 2008
Michele M. Thompson	(Principal Financial and Accounting Officer)

/s/ Joan M. Ulrich	Chairman of the Board	March 31, 2008
Joan M. Ulrich

/s/ Paul G. Fenker	Vice Chairman of the Board	March 31, 2008
Paul G. Fenker

/s/ Mark A. Krentz Mark A. Krentz	Secretary of the Board	March 31, 2008

/s/ Ralph F. Howes	Director	March 31, 2008
Ralph F. Howes

/s/ L. Charles Lukmann, III	Director	March 31, 2008
L. Charles Lukmann, III

/s/ Jerry L. Mayes	Director	March 31, 2008
Jerry L. Mayes

/s/ Dale A. Parkison	Director	March 31, 2008
Dale A. Parkison

/s/ Thomas D. Sallwasser	Director	March 31, 2008
Thomas D. Sallwasser