Form 10-Q
period 2008-03-31
LaPorte Bancorp, Inc.
filed 2008-05-14
CIK 1400848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

LAPORTE BANCORP, INC.

(Exact name of Registrant as Specified in Its Charter)

Federal	001-33733	26-1231235
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

710 Indiana Avenue

La Porte, IN 46350

(219) 362-7511

(Address, Including Zip Code, and Telephone Number, Including Area Code, of

Registrant’s Principal Executive Officers)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    YES  ☐    NO  ☒

Number of shares of common stock outstanding at May 13, 2008: 4,783,163, par value $0.01

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

LAPORTE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from financial institutions	$7,561	$9,937
Federal funds sold	2,615	—

Cash and cash equivalents	10,176	9,937
Interest-bearing time deposits in other financial institutions	100	100
Securities available for sale	103,231	96,048
Federal Home Loan Bank (FHLB) stock, at cost (restricted)	4,187	4,187
Loans held for sale, at fair value	1,503	—
Loans, net of allowance for loan losses of $1,717 at March 31, 2008 (unaudited) and $1,797 at December 31, 2007	216,877	220,497
Mortgage servicing rights	407	412
Other real estate owned	508	454
Premises and equipment, net	10,958	10,911
Goodwill	8,431	8,431
Other intangible assets	1,587	1,708
Bank owned life insurance	9,164	9,073
Accrued interest receivable and other assets	4,732	5,502

Total assets	$371,861	$367,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$25,471	$28,148
Interest bearing	225,657	218,123

Total deposits	251,128	246,271
Federal Home Loan Bank advances	64,971	66,516
Subordinated debentures	5,155	5,155
Accrued interest payable and other liabilities	2,827	2,613

Total liabilities	324,081	320,555
Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 4,783,163 issued and outstanding at March 31, 2008 and December 31, 2007	48	48
Additional paid-in capital	21,260	21,266
Surplus	770	770
Retained earnings	26,725	26,563
Accumulated other comprehensive income (loss) net of tax of $347 at March 31, 2008 (unaudited) and $(115) at December 31, 2007	673	(224)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,696)	(1,718)

Total shareholders’ equity	47,780	46,705

Total liabilities and shareholders’ equity	$371,861	$367,260

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Interest and dividend income
Loans, including fees	$3,763	$2,356
Taxable securities	1,102	888
Tax exempt securities	62	105
FHLB stock	50	34
Other interest income	51	29

Total interest and dividend income	5,028	3,412
Interest expense
Deposits	1,716	1,299
Federal Home Loan Bank advances	800	513
Federal funds purchased	4	9
Subordinated debentures	99	—

Total interest expense	2,619	1,821

Net interest income	2,409	1,591
Provision for loan losses	16	3

Net interest income after provision for loan losses	2,393	1,588
Noninterest income
Service charges on deposits	200	168
ATM and debit card fees	68	47
Brokerage fees	38	50
Trust fees	36	49
Earnings on life insurance, net	91	59
Net gains on mortgage banking activities	107	53
Loan servicing fees, net	18	31
Net gains on securities	134	893
Other than temporary impairment on investment securities	(142)	—
Other income	32	46

Total noninterest income	582	1,396
Noninterest expense
Salaries and employee benefits	1,494	1,159
Occupancy and equipment	504	326
Data processing	95	92
Advertising	44	20
Bank examination fees	148	60
Amortization of intangibles	121	—
Other expenses	404	247

Total noninterest expense	2,810	1,904

Income before income taxes	165	1,080
Income tax expense	3	347

Net income	$162	$733

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities available for sale	$1,359	$(365)
Income tax effect	(462)	124

Other comprehensive income (loss)	897	(241)

Comprehensive income	$1,059	$492

Basic and diluted earnings per share	$0.04	N/A

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended March 31, 2008 and 2007

(in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Unearned ESOP Shares	Total
Balances – January 1, 2007	$—	$—	$770	$25,846	$(230)	$—	$26,386
Comprehensive income:
Net income	—	—	—	733	—	—	733
Other comprehensive income (loss):
Net change in unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	(241)	—	(241)

Total comprehensive income							492

Balances – March 31, 2007	$—	$—	$770	$26,579	$(471)	$—	$26,878

Balances – January 1, 2008	$48	$21,266	$770	$26,563	$(224)	$(1,718)	$46,705
Comprehensive income:
Net income	—	—	—	162	—	—	162
Other comprehensive income (loss):
Net change in unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	897	—	897

Total comprehensive income							1,059
ESOP shares earned, 2,261 shares	—	(6)	—	—	—	22	16

Balances – March 31, 2008	$48	$21,260	$770	$26,725	$673	$(1,696)	$47,780

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$162	$733
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	192	174
Provision for loan losses	16	3
Net gains on securities	(134)	(893)
Other than temporary impairment on investment securities	142	—
Net gains on sales of loans	(74)	(40)
Originations of loans held for sale	(6,151)	(3,210)
Proceeds from sales of loans held for sale	4,722	2,755
Recognition of mortgage servicing rights	(15)	(13)
Amortization of mortgage servicing rights	20	12
Net losses on sales of other real estate owned	16	—
Earnings on life insurance, net	(91)	(59)
Amortization of intangible assets	121	—
ESOP compensation expense	16	—
Change in assets and liabilities:
Accrued interest receivable and other assets	308	309
Accrued interest payable and other liabilities	214	402

Net cash from operating activities	(536)	173
Cash flows from investing activities
Net change in loans	3,132	(1,244)
Proceeds from sales of other real estate owned	402	—
Proceeds from maturities, calls and principal repayments of securities available for sale	8,560	5,312
Proceeds from sales of securities available for sale	12,710	3,226
Purchases of securities available for sale	(27,102)	(5,241)
Premises and equipment expenditures, net	(239)	(108)

Net cash from investing activities	(2,537)	1,945
Cash flows from financing activities
Net change in deposits	4,857	(17,644)
Proceeds from FHLB advances	39,755	2,000
Repayment of FHLB advances	(41,300)	—

Net cash from financing activities	3,312	(15,644)

Net change in cash and cash equivalents	239	(13,526)
Cash and cash equivalents at beginning of period	9,937	21,047

Cash and cash equivalents at end of period	$10,176	$7,521

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$2,707	$1,787
Income taxes paid	—	150
Supplemental noncash disclosures:
Transfers from loans receivable to other real estate owned	$472	$—

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The unaudited consolidated financial statements included herein include the accounts of LaPorte Bancorp, Inc. (“the Bancorp”), its wholly owned subsidiary, The LaPorte Savings Bank (“the Bank”) and the Bank’s wholly owned subsidiary, LPSB Investments LTD., Cayman (“LPSB Ltd.”) together referred to as “the Company”. The Bancorp was formed on October 12, 2007 and acquired City Savings Financial Corporation and its subsidiary, City Savings Bank, which were merged into the Bancorp and the Bank. LPSB Ltd. began operations in 2002 when the Bank received approval from the Federal Deposit Insurance Corporation to form the subsidiary in the Cayman Islands. LPSB Ltd. manages a portion of the Bank’s investment portfolio. Intercompany transactions and balances are eliminated in consolidation. The unaudited consolidated financial statements included herein have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial statements and Article 10 of Regulation S-X of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements contain all material adjustments (consisting of normal recurring accruals) and disclosures which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented herein.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 included in the Form 10-K Annual Report of LaPorte Bancorp, Inc. for the fiscal year ended December 31, 2007.

With operating results being so closely related to and responsive to changes in economic conditions, the results for the three-month period ended March 31, 2008 may not necessarily indicate the results to be expected for the full year ending December 31, 2008.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (FAS No. 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption on January 1, 2008 was not material to the Company’s consolidated financial condition or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company elected the fair value option prospectively on January 1, 2008 for loans held for sale and residential mortgage loan commitment derivatives. The Company did not elect the fair value option for any other financial assets or financial liabilities as of January 1, 2008, the effective date of the new standard.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS – continued

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The issue is effective for fiscal years beginning after December 15, 2007. The impact of the adoption of this standard on January 1, 2008, did not have a material effect on the Company’s consolidated financial condition or results of operations.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109 (SAB No. 109), Written Loan Commitments Recorded at Fair Value through Earnings superseding SAB No. 105, Application of Accounting Principles to Loan Commitments, which stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB No. 109 supersedes SAB No. 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB No. 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB No. 109 retains that view. SAB No. 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of this standard on January 1, 2008, did not have a material effect on the Company’s consolidated financial condition or results of operations.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common share equivalents (-0- for the three months ended March 31, 2008 and 2007). Diluted earnings per common share is equal to basic earnings per common share for the period ended March 31, 2008, as there were no potentially dilutive common shares for the three months ended March 31, 2008. There were no common shares outstanding prior to October 12, 2007. The factors used in the earning per common share computation follow:

Three Months Ended
March 31, 2008
Basic
Net income	$162

Weighted average common shares outstanding	4,783,163
Less: Average unallocated ESOP shares	(170,719)

Average shares	4,612,444

Basic earnings per common share	$0.04

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

March 31, 2008 (Unaudited)	Fair Value	Unrealized Gains	Unrealized Losses
U.S. Treasury and federal agency	$18,432	$492	$(15)
State and municipal	6,459	50	(44)
Mortgage-backed securities	52,540	741	(66)
Government agency sponsored collateralized mortgage obligations	17,616	111	(174)
Privately held collateralized mortgage obligations	2,634	13	(55)
Corporate debt securities	4,450	10	(43)

Total debt securities	102,131	1,417	(397)
Equity securities	1,100	—	—

Total	$103,231	$1,417	$(397)

December 31, 2007	Fair Value	Unrealized Gains	Unrealized Losses
U.S. Treasury and federal agency	$30,001	$411	$(43)
State and municipal	9,272	14	(103)
Mortgage-backed securities	37,529	218	(171)
Government agency sponsored collateralized mortgage obligations	16,288	34	(667)
Privately held collateralized mortgage obligations	1,716	—	(32)

Total debt securities	94,806	677	(1,016)
Equity securities	1,242	—	—

Total	$96,048	$677	$(1,016)

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS

Loans at March 31, 2008 (Unaudited) and December 31, 2007 were as follows:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Commercial	$16,345	$17,356
Real Estate:
Residential	92,001	94,476
Commercial	69,608	63,836
Construction	7,999	11,268
Consumer	32,573	35,272

Subtotal	218,526	222,208
Less: Net deferred loan (fees) costs	68	86
Allowance for loan losses	(1,717)	(1,797)

Loans, net	$216,877	$220,497

Activity in the allowance for loan losses was as follows:

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Beginning balance	$1,797	$1,041
Provision for loan losses	16	3
Loans charged-off	(114)	(38)
Recoveries	18	18

Ending balance	$1,717	$1,024

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS – continued

Purchased Loans Subject to SOP 03-3

The Company purchased loans during 2007, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

	March 31, 2008	December 31, 2007
	(Unaudited)
Commercial	$774	$798
Commercial real estate	1,805	1,821
Consumer	177	333
Residential real estate	527	589

Outstanding balance	$3,283	$3,541

Carrying amount, net of allowance $0	$1,800	$1,944

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Beginning balance	$126	$—
New loans purchased	—	—
Reclassification from non-accretable yield	36	—
Accretion of income	(41)	—

Ending balance	$121	$—

For the purchased loans disclosed above, the Company did not increase the allowance for loan losses during 2008 or 2007. No allowance for loan losses were reversed during 2008 or 2007.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE

As discussed in Note 2 “Recent Accounting Pronouncements”, effective January 1, 2008, the Company adopted SFAS No. 157, which provides a framework for measuring fair value under GAAP.

The Company also adopted SFAS No. 159, on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company elected the fair value option for its loans held for sale and residential mortgage loan commitment derivatives on a prospective basis effective January 1, 2008, in order to achieve operational simplification. Additionally, the Company valued securities available for sale at fair value prior to the adoption of SFAS No. 157 and SFAS No. 159; therefore, there is no transition adjustment resulting from the adoption of SFAS No. 157 and SFAS No. 159.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The fair value of loans held for sale and residential mortgage loan commitment derivatives are determined by obtaining quoted prices for similar loans and commitments with similar interest rates and maturities from major secondary markets (Level 2 inputs).

The fair values of impaired loans, which are collateral based, are based on a valuation model which incorporates the most current real estate appraisals available for all collateral dependent loans, as well as assumptions used to estimate the fair value of all other non-real estate collateral, as defined in the Bank’s internal Loan Policy (Level 2 inputs).

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE – continued

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Securities available for sale	$103,231	$1,100	$102,131
Loans held for sale	1,503	—	1,503
Residential mortgage loan commitment derivatives	17	—	17

As of March 31, 2008, the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale and residential mortgage loan commitment derivatives for which the fair value option has been elected was:

	Aggregate Fair Value	Difference	Contractual Principal
Loans held for sale	$1,503	$15	$1,488
Residential mortgage loan commitment derivatives	1,959	17	1,942

For items for which the fair value option has been elected, interest income is recorded within the consolidated statements of income and comprehensive income based on the contractual amount of interest income earned on financial assets (none were in nonaccrual status).

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE – continued

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended March 31, 2008:

	Changes in Fair Values for the Period ended March 31, 2008, for the Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Other Gains and Losses	Interest Income	Interest Expense	Total Changes in Fair Values Included in Current Period Earnings
Assets:
Loans held for sale	$15	$2	$—	$17
Residential mortgage loan commitment derivatives	17	—	—	17

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008
	March 31, 2008	Significant Other Observable Inputs (Level 2)
Assets:
Impaired loans – collateral dependent	$491	$491

The following represent impairment charges recognized during the period ended March 31, 2008 for assets measured at fair value:

Loans held for sale and residential mortgage loan commitment derivatives are carried at fair value. There were no valuation allowances at March 31, 2008, as the fair values exceed the contractual principal amounts in the aggregate.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $587, with a valuation allowance of $96, resulting in an additional provision for loan losses of $84 for the period ended March 31, 2008.

PART I – FINANCIAL INFORMATION

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of the Company and certain subsidiaries are detailed in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•	the economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks;

•	changes in prevailing real estate values both nationally and within our current and future market area;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	legislative or regulatory changes that adversely affect business;

•	The LaPorte Savings Bank’s ability to integrate successfully the operations of City Savings Bank following the merger;

•	our ability to successfully manage our plan to increase our commercial lending;

•	adverse changes in the securities market;

•	the costs, effects and outcomes of existing or future litigation;

•	the ability of the Company to manage the risks associated with the foregoing factors as well as anticipated risk factors.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

LaPorte Bancorp, Inc. was not created until October 12, 2007. Accordingly, the historical financial information discussed herein, except as specifically indicated, relates to The LaPorte Savings Bank.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total Assets: Total assets at March 31, 2008 were $371.9 million compared to $367.3 million at December 31, 2007, an increase of $4.6 million, or 1.3%. This increase was primarily due to an increase in securities available for sale of $7.2 million, or 7.5%, partially offset by a decrease in loans net of allowance for loan losses of $3.6 million, or 1.6%. The increase in total assets was funded by an increase in total deposits of $4.9 million, or 2.0%, primarily in interest bearing time deposits.

Investment Securities: Total securities available for sale increased $7.2 million, or 7.5%, funded through an increase in certificates of deposit and IRA time deposits. In the first quarter of 2007 the Company sold $2.3 million of Fannie Mae and Freddie Mac preferred stock issues which were written down at the end of 2004 due to an other than temporary impairment classification at that time. Management did elect to continue to hold $2.0 million par value of the Freddie Mac stock issues. At December 31, 2007, the market value of these securities again declined substantially resulting in an additional other-than-temporary impairment charge of $228,000 in the fourth quarter of 2007. At March 31, 2008, the Company recorded an additional other-than-temporary impairment charge of $142,000 related to Freddie Mac preferred stock issues it held in the investment portfolio. These securities are now carried at $1.1 million, or 55.0%, of the original par value and represent 1.1% of the total investment portfolio at March 31, 2008.

During the first three months ended March 31, 2008, management also elected to sell and restructure $12.7 million of its securities available for sale in order to take advantage of a steeper yield curve as well as to adjust for the impact of securities acquired as a part of the acquisition of City Savings Financial.

Net Loans: Net loans decreased $3.6 million, or 1.6%, to $216.9 million at March 31, 2008 from $220.5 million at December 31, 2007. This decrease is attributable to a decrease of $2.5 million in residential real estate loans, a decrease in construction and land loans of $3.3 million and a decrease of $2.7 million in consumer and other loans, partially offset by an increase of $4.8 million in commercial and commercial real estate loans. Refinance activity increased in the first quarter of 2008 due to the decrease in interest rates, however the Bank has continued to sell the majority of its fixed rate one- to four-family residential real estate loans originated. This along with normal repayment activity accounted for the decrease in total loans.

The increase in commercial and commercial real estate loans during the first quarter was attributable to real estate secured commercial loans, which increased $5.8 million, or 9.0%. Commercial construction loans decreased $2.4 million, or 39.4%, in the first quarter of 2008, moving into permanent financing. Consumer loans decreased $2.7 million, or 7.7%, in the first quarter of 2008 to $32.6 million at March 31, 2008 from $35.3 million at December 31, 2007. This decrease is primarily due to a decrease in indirect consumer automobile loans of $1.1 million, or 11.5%, attributable to the pricing changes management implemented over the last several years in order to decrease its exposure in this type of lending. All other consumer loans, including home equity loans and lines of credit, decreased due to normal payment activity along with a decrease in new loan activity. The Bank experienced a slowdown in consumer loan activity in the first quarter of 2008 consistent with the general economic conditions in the market.

Total nonperforming loans increased $1.0 million in the first quarter of 2008, of which $635,000 were loans included for treatment under SOP 03-3 after the acquisition of City Savings Financial. For further information about the accounting treatment of purchased loans subject to SOP 03-3, see Note 5 of the Notes to Consolidated Financial Statements (Unaudited). There was also a commercial business loan acquired through the City Savings Financial acquisition in the amount of $345,000 that was classified as nonaccrual in the first quarter of 2008. This loan has a 75% SBA guarantee.

The Bank does not engage in subprime lending and investment activities, which are defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Nonperforming Assets: The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	March 31, 2008	December 31, 2007
Nonaccrual loans:
Real estate:
One- to four- family (1)	$819	$186
Five or more family	—	—
Commercial (2)	1,006	1,061
Construction	—	—
Land	—	—

Total real estate	$1,825	$1,247
Consumer and other loans:
Home equity (3)	427	299
Commercial (4)	395	50
Indirect automobile and other	7	28

Total consumer and other loans	$829	$377

Total nonaccrual loans	$2,654	$1,624

Troubled debt restructured commercial real estate	$439	$462

Total troubled debt restructured	$439	$462
Loans greater than 90 days delinquent and still accruing:
Real estate:
One- to four- family	$—	$—
Five or more family	—	—
Commercial	—	—
Construction	—	—
Land	—	—

Total real estate	$—	$—

Consumer and other loans:
Home equity	—	—
Commercial	—	—
Indirect automobile and other	—	—

Total consumer and other loans	$—	$—
Total nonperforming loans	$3,093	$2,086

Foreclosed assets:
One- to four- family	$207	$—
Five or more family	—	—
Commercial	265	268
Construction	—	150
Land	36	36
Consumer	—	—
Business assets	—	—

Total foreclosed assets	$508	$454

Total nonperforming assets	$3,601	$2,540

Ratios:
Nonperforming loans to total loans	1.41%	0.94%
Nonperforming assets to total assets	0.97%	0.69%

(1)	$477 of the nonaccrual one- to four-family loans were included for treatment under SOP 03-3 after the acquisition of City Savings Bank.
(2)	$732 of the nonaccrual commercial real estate loans were included for treatment under SOP 03-3 after the acquisition of City Savings Bank.
(3)	$25 of the nonaccrual home equity loans were included for treatment under SOP 03-3 after the acquisition of City Savings Bank.
(4)	$50 of the nonaccrual commercial loans were included for treatment under SOP 03-3 after the acquisition of City Savings Bank.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Deposits: There was an increase in total deposits of $4.9 million, or 2.0%, at March 31, 2008 compared to December 31, 2007, primarily in certificates of deposit over $100,000, none of which were brokered certificates of deposit. The Bank’s deposit pricing on certificates of deposit has decreased but remained competitive. However, management has significantly decreased the interest rates paid on savings and interest bearing demand deposits in the first quarter of 2008 in response to the overall decrease in market rates. As a result of this pricing strategy and the changing yield curve, the Bank’s annualized net interest margin increased to 2.95% for the first quarter of 2008 compared to 2.78% for the first quarter of 2007.

There was no material change in savings and money market accounts at March 31, 2008 compared to December 31, 2007. The Bank did experience an increase in interest-bearing demand deposits of $3.8 million, or 14.3%, to $30.6 million at March 31, 2008 compared to $26.8 million at December 31, 2007. Non-personal demand deposit activity contributed to the majority of the overall changes in demand deposit balance fluctuations.

Borrowed Funds: There was a decrease in Federal Home Loan Bank of Indianapolis borrowings of $1.5 million, or 2.3%, to $65.0 million at March 31, 2008 compared to $66.5 million at December 31, 2007, due to the increase in overall deposit funding and the reduction in outstanding loans in the first quarter of 2008.

Total Shareholders’ Equity: Total shareholders’ equity increased $1.1 million, or 2.3%, to $47.8 million at March 31, 2008 compared to $46.7 million at December 31, 2007. This increase reflected net income of $162,000 as well as an increase in accumulated other comprehensive income, net of tax, of $897,000 to $673,000 at March 31, 2008 compared to $(224,000) at December 31, 2007. This increase in comprehensive income is primarily due to the decrease in market interest rates and the positive effect this had on the overall unrealized gains in the available for sale investment portfolio at March 31, 2008.

Comparison of Operating Results for Three Month Periods Ended March 31, 2008 and March 31, 2007

Net Income: Net income decreased $571,000, or 77.9%, to $162,000 for the three months ended March 31, 2008 compared to $733,000 for the three months ended March 31, 2007. This decrease was primarily due to the $896,000 gain on the sale of the Fannie Mae and Freddie Mac preferred stock reflected in earnings for the three months ended March 31, 2007. In addition, an other-than-temporary securities impairment loss of $142,000 was recorded in the first quarter of 2008, which was partially offset by net gains on securities of $134,000. Net interest income increased $818,000, or 51.4%, due to the increase in net interest earning assets acquired from City Savings Financial and an increase in net interest margin from 2.78% for the first quarter of 2007 to 2.95% for the first quarter of 2008. The Company also experienced a $906,000, or 47.6%, increase in noninterest expense in the first quarter of 2008 as compared to the first quarter of 2007, primarily as a result of the acquisition of City Savings Financial.

Net Interest Income: Net interest income increased $818,000, or 51.4%, to $2.4 million for the three months ended March 31, 2008 compared to $1.6 million for the three months ended March 31, 2007. This increase is primarily due to an increase in the amount of interest earning assets owned as a result of the acquisition of City Savings Financial on October 12, 2007, as well as an increase in the annualized net interest spread of 26 basis points to 2.58% for the three months ended March 31, 2008 compared to 2.32% for the same prior year period. The primary reason for the increase in the net interest spread is that the percentage of average loans to total interest-earning assets in the first three months of 2008 increased to 67.3% compared to 59.8% for the same prior year period. This increase is attributable to the higher loan mix held by City Savings Financial.

Pricing on deposits during the period remained competitive in the marketplace, however due to the continued decline in market interest rates, management elected to decrease the rates paid on regular savings, money market accounts and interest-bearing demand deposits. This contributed to the increase in the annualized net interest spread. Loan pricing is considered competitive and management is continuing to review the Bank’s loan volume and minimum rates it will offer.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the three months ended March 31, 2008 and March 31, 2007. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended March 31,
	2008			2007
	(in thousands)
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Loans	$219,699	$3,763	6.85%	$136,758	$2,356	6.89%
Taxable securities	88,509	1,102	4.98%	77,302	888	4.59%
Tax exempt securities	7,125	62	3.48%	9,709	105	4.33%
Federal Home Loan Bank of Indianapolis stock	4,187	50	4.78%	2,661	34	5.11%
Federal funds sold and other interest-bearing deposits	6,792	51	3.00%	2,311	29	5.02%

Total interest earning assets	326,312	5,028	6.16%	228,741	3,412	5.97%
Non-interest earning assets	42,594			23,131

Total assets	$368,906			$251,872

Savings deposits	$43,071	38	0.35%	$38,810	48	0.49%
Money Market and NOW accounts	38,861	162	1.67%	22,918	109	1.90%
CD’s and IRA’s	139,249	1,516	4.35%	99,249	1,142	4.60%

Total interest-bearing deposits	221,181	1,716	3.10%	160,977	1,299	3.23%
Federal Home Loan Bank advances and federal funds purchased	66,453	804	4.84%	38,509	522	5.42%
Subordinated debentures	5,155	99	7.68%	—	—	0.00%

Total interest-bearing liabilities	292,789	2,619	3.58%	199,486	1,821	3.65%

Noninterest-bearing deposits	26,055			23,859
Other liabilities	2,824			1,880

Total liabilities	321,668			225,225
Shareholders’ equity	47,238			26,647

Total liabilities & shareholders’ equity	$368,906			$251,872

Net interest income		$2,409			$1,591

Net interest rate spread			2.58%			2.32%
Net interest margin			2.95%			2.78%

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest and Dividend Income: Interest and dividend income increased $1.6 million, or 47.4%, to $5.0 million, for the three months ended March 31, 2008 compared to $3.4 million for the same prior year period. The annualized yield on average interest earning assets increased 19 basis points to 6.16% for the three months ended March 31, 2008 compared to 5.97% for the same prior year period. The increase is primarily due to the change in the mix of the Company’s interest earning assets as a result of the acquisition of City Savings Financial in the last quarter of 2007.

The annualized average yield on loans decreased by 4 basis points to 6.85% for the three months ended March 31, 2008 compared to 6.89% for the same prior year period. This decrease is due to the decline in prime rate over the prior year, and its impact on variable rate loans as well as the pricing on new and renewed loans. The annualized yield on the indirect automobile portfolio increased to 6.15% for the three months ended March 31, 2008 compared to 5.02% for the three months ended March 31, 2007, which is due to the change in pricing structure. The annualized yield on one- to four- family residential real estate loans increased 4 basis points to 6.21% for the three months ended March 31, 2008 compared to 6.17% for the same prior year period. The addition of the City Savings Financial residential portfolio was the primary reason for this increase. The annualized yield on commercial loans decreased 71 basis points to 7.34% for the three months ended March 31, 2008 compared to 8.05% for the same prior year period, primarily attributable to the decrease in prime rate. The annualized yield on construction loans also decreased 79 basis points to 7.46% for the three months ended March 31, 2008 compared to 8.25% for the same prior year period, primarily due to the significant decrease in prime rate.

Interest income from taxable securities increased $214,000, or 24.1%, to $1.1 million for the three months ended March 31, 2008 from $888,000 for the same prior year period. This is due to the increase in the average balance of taxable securities of $11.2 million, or 14.5%, for the three months ended March 31, 2008 compared to the same prior year period, attributable to the acquisition of City Savings Financial and due to the 39 basis point increase in the annualized yield from 4.59% for the three months ended March 31, 2007 to 4.98% for the same period in 2008. The increase in interest income from taxable securities was partially offset by a decrease in interest income from tax exempt securities of $43,000, or 41.0%, primarily due to a decrease in the average balance of tax exempt securities of $2.6 million, to $7.1 million, or 26.6%, for the three months ended March 31, 2008 from $9.7 million for the same prior year period. The decrease was primarily due to the sale of a portion of tax-free municipal securities that were reinvested into taxable securities, due to a change in the Company’s state tax planning objectives, given the recent tax effect of the acquisition of City Savings Financial. The annualized average yield on the tax exempt securities decreased 85 basis points to 3.48% for the three months ended March 31, 2008 compared to 4.33% for the same prior year period.

Interest income from federal funds sold and other interest-bearing deposits increased $22,000, or 75.9%, to $51,000 for the three months ended March 31, 2008 compared to $29,000 for the same prior year period. This increase is primarily due to an increase in the average balances on federal funds sold and other interest-bearing deposits of $4.5 million, to $6.8 million, for the three months ended March 31, 2008 compared to $2.3 million for the same prior year period. This increase in the average balance was attributable to the timing of the reinvestment of the proceeds from securities sold and matured during the first three months of 2008.

Interest Expense: Interest expense increased $798,000, or 43.8%, to $2.6 million for the three months ended March 31, 2008 compared to $1.8 million for the same prior year period. This increase is primarily attributable to the 46.8% increase in average interest-bearing liabilities due to the acquisition of City Savings Financial. The annualized average cost of average interest-bearing liabilities decreased 7 basis points to 3.58% for the three months ended March 31, 2008 from 3.65% for the same prior year period. The decrease is due to the decrease in the interest rates offered on time deposits, savings and interest-bearing demand deposits.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The annualized average cost of certificates of deposit and IRA time deposits for the three months ended March 31, 2008 was 4.35% compared to 4.60% for the three months ended March 31, 2007, due to the overall decrease in interest rates offered in response to lower market interest rates. Although competitive pressure on the interest rates paid is still prevalent, the significant decrease in national interest rates allowed for an overall decrease locally as well. The annualized average cost of savings deposits decreased 14 basis points to .35% for the three months ended March 31, 2008 compared to .49% for the same prior year period. The annualized average cost of money market and NOW accounts decreased 23 basis points to 1.67% for the three months ended March 31, 2008 compared to 1.90% for the same prior year period, due to the decrease in interest rates offered in response to lower market interest rates.

The decrease in the cost of interest-bearing deposits was partially offset by the rate of interest paid on the subordinated debt acquired through the City Savings Financial acquisition. The average cost of the subordinated debt was 7.68% for the three months ended March 31, 2008, which was not outstanding during the same prior year period. The interest rate adjusts quarterly at the rate of the three month LIBOR plus 3.10%. The interest rate decreased to 5.71% as of March 31, 2008.

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb probable incurred credit losses that are reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, we recognized a provision for loan losses of $16,000 for the three month period ended March 31, 2008 compared to a $3,000 provision for the three months period ended March 31, 2007. Net charge-offs for the period ending March 31, 2008 were $96,000, of which $83,000 was included in the specific loss allocations for impaired loans in the allowance for loan losses at the end of 2007. Net charge-offs for the same prior year period were $20,000.

The allowance for loan losses to total loans was .79% at March 31, 2008 compared to .81% at December 31, 2007. The allowance for loan losses to nonperforming loans was 55.5% at March 31, 2008 compared to 86.1% at December 31, 2007. As discussed in the comparison of financial condition, total nonperforming loans increased $1.0 million in the first three months of 2008, of which $635,000 were loans that were included for treatment under SOP 03-3 after the acquisition of City Savings Financial. Management’s assessment of losses that are probable and reasonably estimable at March 31, 2008 on the loans accounted for under SOP 03-3 are not included as part of the allowance for loan losses unless the loans further deteriorate since the acquisition date, but instead are accounted for under SOP 03-3. See Note 5 of the Notes to Consolidated Financial Statements (Unaudited) for further information about the accounting treatment of purchased loans subject to SOP 03-3.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Income: Noninterest income decreased $814,000, or 58.3%, to $582,000, for the three months ended March 31, 2008 from $1.4 million for the same prior year period. The primary reason for this decrease was the gain of $896,000 on the sale of Fannie Mae and Freddie Mac preferred stock recognized in the three months ended March 31, 2007. Also contributing to the decrease was an other-than-temporary impairment charge of $142,000 recorded in the first three months ended March 31, 2008 related to Freddie Mac preferred stock. Partially offsetting this charge were net gains on securities of $134,000 in the first quarter of 2008. The Company experienced an increase in service charges on deposits of $32,000 in the first quarter of 2008 compared to the prior year period, due to the acquisition of City Savings Financial, primarily in the area of NSF/Overdraft fees. ATM and debit card fee income increased $21,000 in the first quarter of 2008 compared to the prior year period, due to the increase in checking accounts acquired in the acquisition. Brokerage and trust fee income decreased $25,000, attributable to the overall economic concerns and the affect this has had on stock market performance. Earnings on life insurance increased $32,000 in the first quarter of 2008 due to the additional bank owned life insurance acquired in the City Savings Financial acquisition. Net gains on mortgage banking activities increased $54,000 attributable to an additional loan originator brought on board with the acquisition, as well as the favorable interest rate conditions for refinance activity, which helped to increase the volume of our secondary mortgage market loan originations and sales.

Noninterest Expense: Noninterest expense increased $906,000 to $2.8 million, or 47.6%, for the three months ended March 31, 2008 compared to $1.9 million for the same prior year period, primarily due to the acquisition. Salaries and employee benefits increased $335,000, or 28.9%, primarily due to the additional employees brought on through the acquisition, as well as the addition of a Controller and a Vice President of Commercial/Consumer Lending in late 2007. These positions were added as a result of the acquisition and our new public company filing status. Also contributing to the increase in salaries and employee benefits was the creation and related expense of the employee stock ownership plan reflected in the first quarter 2008 of $16,000 compared to $-0- in the same prior year period, as well as normal salary and group insurance increases.

Occupancy and equipment expense increased $178,000, or 54.6%, for the three months ended March 31, 2008 compared to the same prior year period due to the addition of three branch locations acquired from City Savings Financial, as well as a significant increase in real estate tax expense of $55,000 when compared to the same prior year period. Data processing costs remained relatively flat with an increase of $3,000, or 3.3%, for the first quarter of 2008 compared to the prior year period. Advertising expense increased $24,000, or 120.0%, in the first three months ended March 31, 2008 primarily attributable to the new markets we entered with the acquisition. Bank examination fees increased $88,000, or 146.7%, primarily due to additional costs attributed to our first external audit and annual SEC reporting as a public company, including a review of our purchase accounting adjustments. Management expects to gain some efficiencies in this expense in the next year. Amortization of intangibles increased $121,000 in the first quarter of 2008 when compared to the prior year period, as a result of the purchase accounting for the acquisition of City Savings Financial. The core deposit intangible asset is amortized into expense on an accelerated basis, which accounted for $102,000 of this expense. Other expenses increase $157,000, or 63.6%, to $404,000 for the three months ended March 31, 2008, compared to $247,000 for the same prior year period. Included in other expenses is collection and OREO related expenses, which increased $45,000 in the first quarter of 2008 compared to the prior year period, due to the sale of OREO properties acquired from City Savings Financial.

Income Taxes: Income tax expense was $3,000 for the three months ended March 31, 2008, a decrease of $344,000 from the three months ended March 31, 2007, primarily due to a decrease in income before taxes of $915,000. The effective tax rate was 1.8% for the three months ended March 31, 2008 compared to 32.1% for the same prior year period. The effective tax rate was significantly lower in the current year period due to a higher ratio of the total income before tax representing tax exempt securities and life insurance income. This resulted from the overall lower level of income before income taxes in the current year period.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet cash flow requirements of the Company. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise. A bank may achieve desired liquidity from both assets and liabilities. Cash and deposits held in other financial institutions, Federal funds sold, other short term investments in interest-bearing time deposits in other financial institutions and securities available-for-sale, maturing loans and investments, payments of principal and interest on loans and investments, and potential loan sales are sources of asset liquidity. Deposit growth and access to credit lines established with correspondent banks, the Federal Home Loan Bank and market sources of funds are sources of liability liquidity. The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. The policy of the Board of Directors is to maintain sufficient capital at not less than the “well-capitalized” thresholds established by banking regulators. Management believes that the Company maintains adequate sources of liquidity to meet its liquidity needs.

The Company’s liquid assets, defined as cash and due from financial institutions, federal funds sold and interest-bearing time deposits in other financial institutions and market value of unpledged securities available-for-sale totaled $94.4 million at March 31, 2008 and constituted 25.4% of total assets at that date compared to $92.2 million, or 25.1%, of total assets at December 31, 2007.

The Company also maintains lines of credit with the Federal Home Loan Bank. The total of these lines of credit were $74.6 million at March 31, 2008, of which $65.0 million in Federal Home Loan Bank advances were outstanding. The Company actively utilizes its borrowing capacity with the Federal Home Loan Bank to manage liquidity and to provide a funding alternative to time deposits, if the Federal Home Loan Bank’s rates and terms are more favorable. The advances from the Federal Home Loan Bank can have maturities from overnight to multiple years. At March 31, 2008, $11.5 million were due within one year and $53.5 million had maturities greater than a year.

Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios and minimum ratio requirements. Under these regulations, banks are required to maintain a total risk-based capital ratio of 8.0% of risk-weighted assets and a Tier 1 risk-based capital ratio (primarily total shareholders’ equity less intangible assets) of at least 4.0% of risk-weighted assets. The Bank had total and Tier 1 risk-based capital ratios of 17.55% and 16.82% at March 31, 2008, and was “well-capitalized” under the regulatory guidelines.

In addition, regulators have adopted a minimum leverage ratio standard for Tier 1 capital to average assets. The minimum ratio for top-rated institutions may be as low as 3%. However, regulatory agencies have stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3% minimum. As of March 31, 2008, the Bank’s leverage ratio was 11.01%. Capital levels for the Bank remain above the established regulatory capital requirements.

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

PART I – FINANCIAL INFORMATION

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Proper management of interest rate sensitivity and maturities of assets and liabilities is required to protect and increase our net interest margin and asset values. Interest rate sensitivity spread management is an important tool for achieving this objective and for developing ways in which to improve profitability.

The Company regularly monitors earning asset and deposit levels, developments and trends in interest rates, liquidity, capital adequacy and marketplace opportunities. Management responds to all of these to protect and possibly enhance net interest income while managing risks within acceptable levels as set forth in the Company’s policies. In addition, alternative business plans and transactions are contemplated for their potential impact. This process is known as asset/liability management and is carried out by changing the maturities and relative proportions of the various types of loans, investments, deposits and borrowings in the ways described above.

A commonly used tool to manage and analyze the interest rate sensitivity of a bank is a computer simulation model. In the 3rd quarter of 2007, the Bank started using a more advanced computer simulation model. This model provides a more comprehensive analysis of the Bank’s interest rate sensitivity. To quantify the extent of risks in both the Bank’s current position and in transactions it might make in the future, the Bank uses this model to simulate the impact of different interest rate scenarios on net interest income. The hypothetical impact of a 12 month nonparallel ramp (generally, a nonparallel change in interest rates of +/- 2.00%) and smaller incremental interest rate changes are modeled at least quarterly, representing the primary means the Bank uses for interest rate risk management decisions.

At March 31, 2008, given a +2.00% or –2.00% shock in interest rates, the model results in the Bank’s net interest income for the next twelve months changing by $162,000, or 1.62%, and $(304,000), or (3.03)%, respectively.

When preparing its modeling, the Bank makes significant assumptions about the lag in the rate of change in various asset and liability categories. The Bank bases its assumptions on past experience and comparisons with other banks, and tests the validity of its assumptions by reviewing actual results with projected expectations.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has adopted interim disclosure controls and procedures designed to facilitate financial reporting. The Company’s interim disclosure controls currently consist of communications among the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to its operations. These interim disclosure controls also contain certain elements of the Company’s internal controls adopted in connection with applicable accounting and regulatory guidelines. In addition, the Company’s Chief Executive Officer, Chief Financial Officer, Audit Committee and independent registered public accounting firm also meet on a quarterly basis to discuss disclosure matters. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the interim disclosure controls and procedures as of the end of the period covered by this report and found them to be effective.

The Company maintains internal control over financial reporting. During the third fiscal quarter of 2007, the Bank separated the commercial lending function from the underwriting and credit functions. The Executive Vice President of Commercial Lending transferred to the position of E.V.P., Chief Credit Officer to manage this function. The Bank hired a new Vice President of Commercial and Consumer Lending to focus on the origination and business development aspects of the commercial and consumer lending departments. Management believes this structure will strengthen internal controls over the financial reporting for the lending function of the Bank.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of March 31, 2008, there are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

As of March 31, 2008, there have been no material changes to the “Risk Factors” disclosed in the Company’s Annual Report for the year ended December 31, 2007 on Form 10-K filed on March 31, 2008.

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

LaPorte Bancorp, Inc.

May 14, 2008	/s/ Lee A. Brady
Date	Lee A. Brady,
President and Chief Executive Officer

May 14, 2008	/s/ Michele M. Thompson
Date	Michele M. Thompson,
Executive Vice President and
Chief Financial Officer