Form 10-Q
period 2008-06-30
LaPorte Bancorp, Inc.
filed 2008-08-12
CIK 1400848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Number of shares of common stock outstanding at August 8, 2008: 4,783,163, par value $0.01

Page Number
PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements – LaPorte Bancorp, Inc.	3

Consolidated Balance Sheets, June 30, 2008 (Unaudited) and December 31, 2007	3

Consolidated Statements of Income and Comprehensive Income, Three Months Ended June 30, 2008 and 2007 (Unaudited) Six Months Ended June 30, 2008 and 2007 (Unaudited)	4

Consolidated Statements of Changes in Shareholders’ Equity, Six Months Ended June 30, 2008 and 2007 (Unaudited)	5

Consolidated Statements of Cash Flows, Six Months Ended June 30, 2008 and 2007 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	32

Item 6. Exhibits	33

Signatures	34

Certifications	35

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

LAPORTE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from financial institutions	$9,869	$9,937
Interest-bearing time deposits in other financial institutions	—	100
Securities available for sale	97,245	96,048
Federal Home Loan Bank (FHLB) stock, at cost (restricted)	4,187	4,187
Loans held for sale, at fair value	688	—
Loans, net of allowance for loan losses of $1,777 at June 30, 2008 (unaudited), $1,797 at December 31, 2007	216,750	220,497
Mortgage servicing rights	391	412
Other real estate owned	472	454
Premises and equipment, net	11,610	10,911
Goodwill	8,431	8,431
Other intangible assets	1,475	1,708
Bank owned life insurance	9,261	9,073
Accrued interest receivable and other assets	5,200	5,502

Total assets	$365,579	$367,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$27,247	$28,148
Interest bearing	216,269	218,123

Total deposits	243,516	246,271
Federal Home Loan Bank advances	67,493	66,516
Subordinated debentures	5,155	5,155
Accrued interest payable and other liabilities	3,089	2,613

Total liabilities	319,253	320,555

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 4,783,163 shares issued and outstanding at June 30, 2008 and December 31, 2007	48	48
Additional paid-in capital	21,253	21,266
Surplus	770	770
Retained earnings	27,076	26,563
Accumulated other comprehensive loss net of tax of $(591) at June 30, 2008 (unaudited) and $(115) at December 31, 2007	(1,148)	(224)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,673)	(1,718)

Total shareholders’ equity	46,326	46,705

Total liabilities and shareholders’ equity	$365,579	$367,260

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest and dividend income
Loans, including fees	$3,567	$2,389	$7,330	$4,745
Taxable securities	1,181	916	2,283	1,804
Tax exempt securities	52	105	114	210
FHLB stock	55	29	105	63
Other interest income	13	56	64	85

Total interest and dividend income	4,868	3,495	9,896	6,907

Interest expense
Deposits	1,523	1,324	3,239	2,623
Federal Home Loan Bank advances	784	558	1,584	1,071
Federal funds purchased	—	2	4	11
Subordinated debentures	72	—	171	—

Total interest expense	2,379	1,884	4,998	3,705

Net interest income	2,489	1,611	4,898	3,202
Provision for loan losses	76	3	92	6

Net interest income after provision for loan losses	2,413	1,608	4,806	3,196
Noninterest income
Service charges on deposits	218	187	418	355
ATM and debit card fees	73	52	141	99
Brokerage fees	57	57	95	107
Trust fees	43	39	79	88
Earnings on life insurance, net	97	61	188	120
Net gains on mortgage banking activities	71	42	178	95
Loan servicing fees, net	15	20	33	51
Net gains (losses) on securities	131	(1)	265	892
Other than temporary impairment on investment securities	(20)	—	(162)	—
Other income	45	49	77	95

Total noninterest income	730	506	1,312	1,902
Noninterest expense
Salaries and employee benefits	1,424	1,113	2,918	2,272
Occupancy and equipment	448	343	952	669
Data processing	92	126	187	218
Advertising	69	29	113	49
Bank examination fees	123	103	271	163
Amortization of intangibles	112	—	233	—
Other expenses	353	227	757	474

Total noninterest expense	2,621	1,941	5,431	3,845

Income before income taxes	522	173	687	1,253
Income tax expense (benefit)	116	(7)	119	340

Net income	$406	$180	$568	$913

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities available for sale	$(2,759)	$(1,309)	$(1,400)	$(1,674)
Income tax effect	938	446	476	570

Other comprehensive income (loss)	(1,821)	(863)	(924)	(1,104)

Comprehensive income (loss)	$(1,415)	$(683)	$(356)	$(191)

Basic and diluted earnings per share	$0.09	N/A	$0.12	N/A

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Six months ended June 30, 2008 and 2007

(in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Unearned ESOP Shares	Total
Balances – January 1, 2007	$—	$—	$770	$25,846	$(230)	$—	$26,386

Comprehensive income (loss):
Net income	—	—	—	913	—	—	913
Other comprehensive income (loss):
Net change in unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	(1,105)	—	(1,105)

Total comprehensive income (loss)							(192)

Balances – June 30, 2007	$—	$—	$770	$26,759	$(1,335)	$—	$26,194

Balances – January 1, 2008	$48	$21,266	$770	$26,563	$(224)	$(1,718)	$46,705

Comprehensive income (loss):
Net income	—	—	—	568	—	—	568
Cumulative effect of adoption of EITF 06-4	—	—	—	(55)	—	—	(55)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	(924)	—	(924)

Total comprehensive income (loss)							(411)
ESOP shares earned, 4,522 shares	—	(13)	—	—	—	45	32

Balances – June 30, 2008	$48	$21,253	$770	$27,076	$(1,148)	$(1,673)	$46,326

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$568	$913
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	382	347
Provision for loan losses	92	6
Net gains on securities	(265)	(892)
Other than temporary impairment on investment securities	162	—
Net gains on sales of loans	(150)	(72)
Originations of loans held for sale	(13,264)	(5,453)
Proceeds from sales of loans held for sale	12,726	5,286
Recognition of mortgage servicing rights	(20)	(23)
Amortization of mortgage servicing rights	41	31
Net losses on sales of other real estate owned	16	—
Earnings on life insurance, net	(188)	(120)
Amortization of intangible assets	233	—
ESOP compensation expense	32	—
Change in assets and liabilities:
Accrued interest receivable and other assets	723	(704)
Accrued interest payable and other liabilities	476	633

Net cash from operating activities	1,564	(48)

Cash flows from investing activities
Net change in loans	3,183	(843)
Proceeds from sales of other real estate owned	438	—
Proceeds from call of interest-bearing time deposit in other financial institutions	100
Proceeds from maturities, calls and principal repayments of securities available for sale	14,302	9,590
Proceeds from sales of securities available for sale	18,747	3,226
Purchases of securities available for sale	(35,543)	(13,036)
Premises and equipment expenditures, net	(1,081)	(158)

Net cash from investing activities	146	(1,221)

Cash flows from financing activities
Net change in deposits	(2,755)	(13,390)
Proceeds from FHLB advances	48,360	5,000
Repayment of FHLB advances	(47,383)	(1,000)

Net cash from financing activities	(1,778)	(9,390)

Net change in cash and cash equivalents	(68)	(10,659)
Cash and cash equivalents at beginning of period	9,937	21,047

Cash and cash equivalents at end of period	$9,869	$10,388

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$5,148	$3,659
Income taxes paid	—	610
Supplemental noncash disclosures:
Transfers from loans receivable to other real estate owned	$472	$—

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The unaudited consolidated financial statements included herein include the accounts of LaPorte Bancorp, Inc. (“the Bancorp”), its wholly owned subsidiary, The LaPorte Savings Bank (“the Bank”) and the Bank’s wholly owned subsidiary, LPSB Investments LTD., Cayman (“LPSB Ltd.”) together referred to as “the Company”. The Bancorp was formed on October 12, 2007 and acquired City Savings Financial Corporation and its subsidiary, City Savings Bank, which were merged into the Bancorp and the Bank. LPSB Ltd. began operations in 2002 when the Bank received approval from the Federal Deposit Insurance Corporation to form the subsidiary in the Cayman Islands. LPSB Ltd. holds and manages a portion of the Bank’s investment portfolio. Intercompany transactions and balances are eliminated in consolidation. The unaudited consolidated financial statements included herein have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial statements and Article 10 of Regulation S-X of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements contain all material adjustments (consisting of normal recurring accruals) and disclosures which are necessary in the opinion of management to make the financial statements not misleading and for a fair presentation of the financial position and results of operations for the interim periods presented herein.

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

With operating results being so closely related to and responsive to changes in economic conditions, the results for the six-month period ended June 30, 2008 may not necessarily indicate the results to be expected for the full year ending December 31, 2008.

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

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS – continued

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The issue is effective for fiscal years beginning after December 15, 2007. The impact of the adoption of this standard on January 1, 2008, resulted in a $55,000 decrease to deferred tax assets and retained earnings.

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

On March 19, 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Management does not anticipate this Statement to have a material impact on the Company’s consolidated financial condition or results of operations.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 3 – EARNINGS PER SHARE

Basic earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common share equivalents (-0- for the three months and six months ended June 30, 2008 and 2007). Diluted earnings per common share is equal to basic earnings per common share for the periods ended June 30, 2008, as there were no potentially dilutive common shares for the three and six months ended June 30, 2008. There were no common shares outstanding prior to October 12, 2007. The factors used in the earnings per common share computation follow:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Basic
Net income	$406	$568

Weighted average common shares outstanding	4,783,163	4,783,163
Less: Average unallocated ESOP shares	(168,458)	(169,588)

Average shares	4,614,705	4,613,575

Basic earnings per common share	$0.09	$0.12

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

June 30, 2008 (Unaudited)

	Fair Value	Unrealized Gains	Unrealized Losses
U.S. Treasury and federal agency	$13,552	$108	$(176)
State and municipal	5,350	16	(92)
Mortgage-backed securities	50,368	130	(672)
Government agency sponsored collateralized mortgage obligations	18,146	14	(711)
Privately held collateralized mortgage obligations	2,501	—	(99)
Corporate debt securities	6,248	5	(262)

Total debt securities	96,165	273	(2,012)
Equity securities	1,080	—	—

Total	$97,245	$273	$(2,012)

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE – (continued)

December 31, 2007

	Fair Value	Unrealized Gains	Unrealized Losses
U.S. Treasury and federal agency	$30,001	$411	$(43)
State and municipal	9,272	14	(103)
Mortgage-backed securities	37,529	218	(171)
Government agency sponsored collateralized mortgage obligations	16,288	34	(667)
Privately held collateralized mortgage obligations	1,716	—	(32)

Total debt securities	94,806	677	(1,016)
Equity securities	1,242	—	—

Total	$96,048	$677	$(1,016)

NOTE 5 – LOANS

Loans at June 30, 2008 (Unaudited) and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
	(Unaudited)
Commercial	$16,623	$17,356
Real Estate:
Residential	90,393	94,476
Commercial	73,479	63,836
Construction	6,733	11,268
Consumer	31,221	35,272

Subtotal	218,449	222,208
Less: Net deferred loan (fees) costs	78	86
Allowance for loan losses	(1,777)	(1,797)

Loans, net	$216,750	$220,497

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS – continued

Activity in the allowance for loan losses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Beginning balance	$1,717	$1,024	$1,797	$1,041
Provision for loan losses	76	3	92	6
Loans charged-off	(39)	(25)	(153)	(63)
Recoveries	23	11	41	29

Ending balance	$1,777	$1,013	$1,777	$1,013

Purchased Loans Subject to SOP 03-3

The Company purchased loans during 2007, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

	June 30, 2008	December 31, 2007
	(Unaudited)
Commercial	$146	$798
Commercial real estate	1,712	1,821
Consumer	175	333
Residential real estate	524	589

Outstanding balance	$2,557	$3,541

Carrying amount, net of allowance $0	$1,608	$1,944

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Beginning balance	$121	$—	$126	$—
New loans purchased	—	—	—	—
Reclassification from non-accretable yield	129	—	165	—
Accretion of income	(120)	—	(161)	—

Ending balance	$130	$—	$130	$—

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

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE – continued

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Securities available for sale	$97,245	$1,080	$96,165
Loans held for sale	688	—	688
Residential mortgage loan commitment derivatives	8	—	8

As of June 30, 2008, the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale and residential mortgage loan commitment derivatives for which the fair value option has been elected was:

	Aggregate Fair Value	Difference	Contractual Principal
Loans held for sale	$688	$12	$676
Residential mortgage loan commitment derivatives	525	8	517

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

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE – continued

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and six months ended June 30, 2008:

	Changes in Fair Values for the three and six months ended June 30, 2008, for the Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Other Gains and Losses	Interest Income	Interest Expense	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended June 30, 2008
Assets:
Loans held for sale	$(3)	$(2)	$—	$(5)
Residential mortgage loan commitment derivatives	(9)	—	—	(9)

Six Months Ended June 30, 2008
Assets:
Loans held for sale	$12	$—	$—	$12
Residential mortgage loan commitment derivatives	8	—	—	8

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008
	June 30, 2008	Significant Other Observable Inputs (Level 2)
Assets:
Impaired loans – collateral dependent	$695	$695

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE – continued

The following represent impairment charges recognized during the three and six months ended June 30, 2008 for assets measured at fair value:

Loans held for sale and residential mortgage loan commitment derivatives are carried at fair value. There were no valuation allowances at June 30, 2008, as the fair values exceed the contractual principal amounts in the aggregate.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $893 and $587, with a valuation allowance of $198 and $96 at June 30, 2008 and March 31, 2008, respectively, resulting in an additional provision for loan losses of $102 and $186 for the three and six months ended June 30, 2008. These additional provisions were offset by a reduction of $26 and $94 for other factors for the three and six months ended June 30, 2008.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of the Company and certain subsidiaries are detailed in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•	the economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks;

•	changes in prevailing real estate values and loan demand both nationally and within our current and future market area;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	legislative or regulatory changes that adversely affect business;

•	The LaPorte Savings Bank’s ability to integrate successfully the operations of City Savings Bank following the merger;

•	our ability to successfully manage our plan to increase our commercial lending;

•	the financial health of certain entities, including government sponsored enterprises, the securities of which are owned or acquired by the Company;

•	adverse changes in the securities market;

•	the costs, effects and outcomes of existing or future litigation;

•	the ability of the Company to manage the risks associated with the foregoing factors as well as anticipated risk factors.

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

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

General: Total assets decreased $1.7 million, or 0.5%, to $365.6 million at June 30, 2008 from $367.3 million at December 31, 2007. This decrease was primarily due to a decrease in loans net of allowance for loan losses of $3.7 million, or 1.7%, partially offset by an increase in loans held for sale of $688,000, and an increase in securities available for sale of $1.2 million. Uncertain conditions in the economy and continued concerns in the residential real estate market nationwide, are reflected in the decrease in our consumer loan portfolio at June 30, 2008. We have continued to sell the majority of one-to four-family residential loans originated to the secondary market. Deposits have also decreased which is attributable to the continued competitive pressures on interest rates in the market. Management expects that the opening of the new Westville branch office in June 2008 will enhance its position in the market for future deposit and loan growth.

Investment Securities: Total securities available for sale increased $1.2 million, or 1.2%, to $97.2 million at June 30, 2008 compared to $96.0 million at December 31, 2007. During the first and second quarter of 2008, management purchased corporate bonds with a fair value of $6.2 million at June 30, 2008 as a result of management electing to diversify its overall investment portfolio.

During the second quarter ending June 30, 2008, management elected to sell and restructure $6.0 million of its securities available for sale, in order to address the Company’s interest rate risk exposure in a declining interest rate environment. At June 30, 2008, the Company recorded an additional other-than-temporary impairment charge of $20,000 related to the Freddie Mac preferred stock issues it held in the investment portfolio. These securities are now carried at $1.1 million, or 54.0%, of the original par value and represent 1.1% of the total investment portfolio at June 30, 2008.

Net Loans: Net loans decreased $3.7 million, or 1.7%, to $216.8 million at June 30, 2008 compared to $220.5 million at December 31, 2007. This decrease is primarily due to a decrease in one-to four-family residential loans of $4.1 million, or 4.3%, to $90.4 million at June 30, 2008 compared to $94.5 million at December 31, 2007. We continue to see refinance activity, however the Bank has continued to sell the majority of its fixed rate one-to four-family residential real estate loans originated. This along with repayment activity accounted for the decrease. Consumer and home equity loans, including indirect automobile loans, decreased $4.1 million, or 11.5%, to $31.2 million, at June 30, 2008 compared to $35.3 million at December 31, 2007. This decrease is primarily due to a decrease in indirect consumer automobile loans of $2.1 million, or 21.5%, attributable to the pricing changes management implemented over the last several years in order to decrease our exposure in this type of lending. We also experienced a decrease in home equity loans and lines of credit of $1.3 million, or 7.8%, at June 30, 2008 compared to December 31, 2007, attributable to the lack of demand at this time. We anticipate this trend of lower consumer and one-to four-family residential origination volume through the remainder of the year, consistent with the overall economic conditions nationwide and in the markets we serve.

Commercial real estate loans increased $9.6 million, or 15.1%, to $73.5 million at June 30, 2008 compared to $63.8 million at December 31, 2007. This increase was offset partially by a decrease in commercial and industrial loans of $733,000, or 4.2%, as well as a decrease in construction loans of $4.5 million, or 40.2%, due primarily to the loans converting to permanent financing.

Total nonperforming loans increased $1.1 million at June 30, 2008, compared to December 31, 2007. Nonperforming loans at June 30, 2008 totaled $3.2 million, of which $702,000 were loans included for treatment under SOP 03-3 after the acquisition of City Savings Financial on October 12, 2007. For further information about the accounting treatment of purchased loans subject to SOP 03-3, see Note 5 of the Notes to Consolidated Financial Statements (Unaudited).

The Bank does not engage in subprime lending and investment activities, which are defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Nonperforming Assets: The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One- to four- family (1)	$939	$186
Five or more family	—	—
Commercial (2)	1,030	1,061
Construction	—	—
Land	—	—

Total real estate	$1,969	$1,247
Consumer and other loans:
Home equity (3)	431	299
Commercial	383	50
Indirect automobile and other	8	28

Total consumer and other loans	822	377

Total nonaccrual loans	$2,791	$1,624

Troubled debt restructured commercial real estate	$424	$462

Total troubled debt restructured	$424	$462

Loans greater than 90 days delinquent and still accruing:
Real estate:
One- to four- family	$—	$—
Five or more family	—	—
Commercial	—	—
Construction	—	—
Land	—	—

Total real estate	$—	$—

Consumer and other loans:
Home equity	—	—
Commercial	—	—
Indirect automobile and other	—	—

Total consumer and other loans	$—	$—

Total nonperforming loans	$3,215	$2,086

Foreclosed assets:
One- to four- family	$207	$—
Five or more family	—	—
Commercial	265	268
Construction	—	150
Land	—	36
Consumer	—	—
Business assets	—	—

Total foreclosed assets	$472	$454

Total nonperforming assets	$3,687	$2,540

Ratios:
Nonperforming loans to total loans	1.47%	0.94%
Nonperforming assets to total assets	1.01%	0.69%

(1)	$474 of the nonaccrual one- to four- family loans were included for treatment under SOP 03-3 after the acquisition of City Savings Bank.
(2)	$204 of the nonaccrual commercial real estate loans were included for treatment under SOP 03-3 after the acquisition of City Savings Bank.
(3)	$24 of the nonaccrual home equity loans were included for treatment under SOP 03-3 after the acquisition of City Savings Bank.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Goodwill and Other Intangible Assets: Goodwill and intangible assets were recorded during the fourth quarter of 2007 as a result of the acquisition of City Savings Financial. We will assess the carrying value of our goodwill during the 4th quarter of 2008 in order to determine if it is impaired. In reviewing the carrying value of goodwill, management assesses the recoverability by evaluating the fair value of the Company’s community banking segment, which is the Company’s only business segment. In view of the recent decline in the market value of thrift institutions generally, there can be no assurance that such testing will not result in the elimination of some or all of our goodwill. The Company’s goodwill totaled $8.4 million at June 30, 2008.

Deposits: Total deposits decreased $2.8 million, or 1.1%, to $243.5 million at June 30, 2008 from $246.3 million at December 31, 2007, primarily in money market accounts and certificates of deposit less than $100,000. Management significantly decreased the interest rates paid on savings and other interest-bearing deposits during 2008 in response to the overall decrease in market rates. We have recently seen an increase in the rates our competition is paying in our market to attract deposits. At this time management has elected to remain competitive, but has not offered what we consider to be excessive rates of interest on deposits when compared to other sources of funding, which has contributed to the decrease in deposits.

Borrowed Funds: There was an increase in Federal Home Loan Bank of Indianapolis borrowings of $977,000, or 1.5%, to $67.5 million at June 30, 2008 compared to $66.5 million at December 31, 2007, due to the decrease in deposits.

Total Shareholders’ Equity: Total shareholders’ equity decreased $379,000, or 0.8%, to $46.3 million at June 30, 2008 compared to $46.7 million at December 31, 2007. This decrease reflected net income of $568,000 offset by an increase in accumulated other comprehensive loss, net of tax, of $(924,000) to $(1.1 million) at June 30, 2008 compared to $(224,000) at December 31, 2007. This increase is due to increases in the unrealized losses in the investment portfolio at June 30, 2008. The widening spreads between interest rates on U.S. treasury securities and other investments and the spike in mortgage rates in the second quarter negatively affected the market pricing on mortgage backed securities and collateralized mortgage obligations that the Company held in its investment portfolio at June 30, 2008.

Comparison of Operating Results for Three Month Period Ended June 30, 2008 and June 30, 2007

Net Income: Net income for the three months ended June 30, 2008 increased $226,000, or 125.6%, to $406,000 compared to $180,000 for the three months ended June 30, 2007, primarily due to the increase in net interest income as a result of the acquisition of City Savings Financial on October 12, 2007. The Company was also able to increase its net interest spread from 2.30% in the second quarter of 2007 to 2.71% in the second quarter of 2008. Although the yield on interest-earning assets has declined due to the significant drop in prime rate, we have been able to significantly decrease our funding costs. The increase in net interest income was partially offset by the increases in non-interest expense primarily as a result of the acquisition. The Company also elected to continue to sell and restructure a portion of its available-for-sale securities portfolio and recorded a net gain of $131,000 in the second quarter as a result. The Company also contributed $76,000 to its loan loss provision in the second quarter of 2008 to build the allowance for loan losses, given the trends in non-performing assets and overall economic conditions nationwide.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net Interest Income: Net interest income increased $878,000, or 54.5%, to $2.5 million, for the three months ended June 30, 2008 compared to $1.6 million for the three months ended June 30, 2007. The increase is primarily attributable to the increase in the average interest earning assets of $94.5 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 as a result of the City Savings Financial acquisition. The increase in interest income was offset partially by the increase in the average interest-bearing liabilities of $90.2 million for the second quarter of 2008 compared to the same period in the prior year. The Company experienced an increase of 27 basis points in its average net interest margin from 2.79% for the second quarter of 2007 to 3.06% for the second quarter of 2008, which was consistent with the first quarter of 2008. The primary reason for this increase is that the Company has been able to decrease its average cost of interest-bearing liabilities significantly over the last six to nine months. The City Savings Financial acquisition also contributed to the decrease in our overall average cost of Federal Home Loan Bank of Indianapolis advances and Federal funds purchased, which decreased from 5.45% for the three months ended June 30, 2007 to 4.80% for the three months ended June 30, 2008. The Federal Home Loan Bank long-term advances acquired from City Savings Financial had a lower average cost than the Company’s existing long-term advances. Also contributing to the increase in the net interest margin is an increase in our average loans to total average interest earning assets ratio to 67.0% in the second quarter of 2008 compared to 59.3% for the same period in 2007, primarily as a result of the mix of the City Savings Financial interest-earning assets. Management will continue to focus on increasing this ratio of loans to total interest earning assets in the future.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the three months ended June 30, 2008 and June 30, 2007. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended June 30,
	2008			2007
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Loans	$217,852	$3,567	6.55%	$136,989	$2,389	6.98%
Taxable securities	95,078	1,181	4.97%	77,151	916	4.75%
Tax exempt securities	5,678	52	3.66%	9,748	105	4.31%
Federal Home Loan Bank of Indianapolis stock	4,187	55	5.25%	2,661	29	4.36%
Federal funds sold and other interest-bearing deposits	2,592	13	2.01%	4,330	56	5.17%

Total interest earning assets	325,387	4,868	5.98%	230,879	3,495	6.06%
Non-interest earning assets	42,065			23,592

Total assets	$367,452			$254,471

Savings deposits	$43,444	28	0.26%	$38,462	48	0.50%
Money market and NOW accounts	37,421	93	0.99%	20,653	88	1.70%
CDs and IRAs	139,429	1,402	4.02%	100,332	1,188	4.74%

Total interest-bearing deposits	220,294	1,523	2.77%	159,447	1,324	3.32%
Borrowings	65,351	784	4.80%	41,137	560	5.45%
Subordinated debentures	5,155	72	5.59%	—	—	0.00%

Total interest-bearing liabilities	290,800	2,379	3.27%	200,584	1,884	3.76%

Noninterest-bearing deposits	26,157			24,882
Other liabilities	3,022			2,163

Total liabilities	319,979			227,629
Shareholders’ equity	47,473			26,842

Total liabilities & shareholders’ equity	$367,452			$254,471

Net interest income		$2,489			$1,611

Net interest rate spread			2.71%			2.30%
Net interest margin			3.06%			2.79%

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest and Dividend Income: Interest and dividend income increased $1.4 million, or 39.3%, to $4.9 million, for the three months ended June 30, 2008 compared to $3.5 million for the same prior year period primarily due to the increase in average assets as a result of the acquisition of City Savings Financial. The annualized yield on average interest earning assets decreased 8 basis points to 5.98% for the three months ended June 30, 2008 compared to 6.06% for the same prior year period. This is primarily due to the continued decrease in the prime interest rate.

The annualized average yield on average loans decreased by 43 basis points to 6.55% for the three months ended June 30, 2008 compared to 6.98% for the same prior year period. This decrease is primarily attributable to the decline in the prime interest rate over the prior year period and its impact on variable rate loans as well as the pricing on new and renewed loans. The decrease was partially offset by additional income recorded under SOP 03-3 accounting on a number of commercial and industrial loans acquired through the acquisition of City Savings Financial that paid off in the second quarter of 2008. We recorded an additional $69,000 into interest income on commercial and industrial loans that paid off during the quarter, which increased the overall average loan yield by approximately 13 basis points for the three months ended June 30, 2008 and also increased the average net interest margin by 8 basis points in this same period. The annualized yield on average commercial and industrial loans, as a result of this additional income was 8.37% for the three months ended June 30, 2008 compared to 6.86% for the same prior year period. The annualized yield on average commercial real estate loans decreased 197 basis points to 6.36% in the three months ended June 30, 2008, compared to 8.33% for the same prior year period, primarily due to the significant decrease in prime rate. The annualized yield on average constructions loans also decreased significantly by 222 basis points to 6.40% for the three months ended June 30, 2008 compared to 8.62% for the same prior year period, primarily due to the drop in prime rate since these are short-term loans tied directly to prime rate. The annualized yield on average one-to four-family residential real estate loans increased 13 basis points to 6.30% for the three months ended June 30, 2008 compared to 6.17% for the same prior year period. The addition of the City Savings Financial residential portfolio was the primary reason for this increase. The annualized yield on average consumer and other loans decreased slightly to 6.43% for the second quarter 2008 compared to 6.48% for the same prior year period.

Interest income from taxable securities increased $265,000, or 28.9%, to $1.2 million for the three months ended June 30, 2008 from $916,000 for the same prior year period. This is primarily attributable to the increase in the average balance of taxable securities of $17.9 million primarily attributable to the City Savings Financial acquisition, and also due to the 22 basis point increase in the average annualized yield for the second quarter of 2008 compared to the same prior year period due to the higher yielding taxable securities acquired from City Savings Financial. This increase was partially offset by a decrease in interest income from tax exempt securities of $53,000, or 50.5%, primarily due to a decrease in the average balance of tax exempt securities of $4.1 million for the three months ended June 30, 2008 compared to the same prior year period. The decrease was due to the sale of a portion of tax-free municipal securities that were reinvested into taxable securities, due to a change in the Company’s state tax planning objectives, given the tax effect of the City Savings Financial acquisition. The average annualized yield on tax exempt securities decreased 65 basis points to 3.66% for the second quarter of 2008 compared to 4.31% for the same year period due to the restructure.

Interest income from federal funds sold and other interest-bearing deposits decreased $43,000, or 76.8%, to $13,000 for the three months ended June 30, 2008 compared to $56,000 for the same prior year period, primarily due to a decrease in the average balances on federal funds sold and other interest-bearing deposits maturing in that same time period based on normal changes in liquidity needs.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest Expense: Interest expense increased $495,000, or 26.3%, to $2.4 million for the three months ended June 30, 2008 compared to $1.9 million for the same prior year period. This increase is attributable to the increase in average interest-bearing liabilities compared to the prior year period due to the acquisition of City Savings Financial. The increase in interest expense was partially offset by the decrease in the annualized average cost of interest-bearing liabilities of 49 basis points for the second quarter of 2008 compared to the same prior year period. This is due to the decrease in the interest rates on time deposits, savings and interest-bearing demand deposits, as well as the decrease in the average cost on Federal Home Loan Bank of Indianapolis advances. The average annualized cost on Federal Home Loan Bank advances and Federal funds purchased decreased 65 basis points to 4.80% for the three months ended June 30, 2008 compared to 5.45% for the same prior year period.

The average annualized cost of certificate of deposit and IRA time deposits for the second quarter of 2008 was 4.02% compared to 4.74% for the same prior year period, due to the overall decrease in interest rates offered compared to those rates on maturing deposits. Recently, we have started to see several institutions increasing the rates offered to attract deposits, which may affect our cost and ability to retain deposits. We also experienced a decrease in the annualized average cost of savings deposits of 24 basis points for the three months ended June 30, 2008 compared to the prior year period, due to management’s decision to decrease the rates offered on savings accounts early in the first quarter of 2008. At that same time, we lowered rates offered on money market and NOW accounts, which resulted in a decrease in the average annualized cost on these accounts of 71 basis points from the same prior year period.

The decrease in the cost of interest-bearing deposits was partially offset by the rate of interest paid on the subordinated debt acquired through the City Savings Financial acquisition. The average cost of the subordinated debt was 5.59% for the three months ended June 30, 2008, which was not outstanding during the same prior year period. The interest rate adjusts quarterly at the rate of the three month LIBOR plus 3.10%. The interest rate increased slightly to 5.91% as of June 30, 2008.

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $76,000 for the three month period ended June 30, 2008 compared to a $3,000 provision for the three months period ended June 30, 2007. Net charge-offs for the period ending June 30, 2008 were $16,000 compared to net charge-offs for the same prior year period of $14,000. Although total nonperforming loans as of June 30, 2008 increased by only $122,000 from the previous quarter-end, management continued to increase the allowance for loan losses due to the increased trends in non-performing loans, growth in commercial loans as well as the overall increased national and local economic concerns.

The allowance for loan losses to total loans ratio held steady at 0.81% at June 30, 2008 when compared to December 31, 2007. The allowance for loan losses to nonperforming loans ratio was 55.3% at June 30, 2008 compared to 86.1% at December 31, 2007. Management’s assessment of losses that are probable and reasonably estimable at June 30, 2008 on the loans accounted for under SOP 03-3 are not included as part of the allowance for loan losses unless the loans further deteriorate since acquisition date, but instead are accounted for under SOP 03-3. See Note 5 of the Notes to Consolidated Financial Statements (Unaudited) for further information about the accounting treatment of purchased loans subject to SOP 03-3.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Income: Noninterest income increased $224,000, or 44.3%, to $730,000 for the three months ended June 30, 2008 from $506,000 for the same prior year period. The acquisition of City Savings Financial contributed to a $31,000 increase in service charges on deposit as well as a $21,000 increase in ATM and debit card fees in the second quarter of 2008 compared to the same prior year period, due to the increase in checking accounts. Earnings on life insurance increased $36,000 in the second quarter of 2008 due to the additional bank owned life insurance acquired in the City Savings Financial acquisition. Net gains on mortgage banking activities increased $29,000 in the second quarter 2008 compared to the same prior year period attributable to an additional loan originator in the new markets hired through the acquisition. Included in noninterest income was an increase in net gains on sales of securities of $132,000 in the second quarter of 2008 compared to the same prior year period, as was previously discussed above. The restructure of the security portfolio was primarily done to address the exposure that the Company currently has to declining interest rates. The increase in noninterest income was partially offset by an other-than-temporary impairment charge of $20,000 recorded in the three months ended June 30, 2008 related to Freddie Mac preferred stock. Subsequent to June 30, 2008, the value of our Freddie Mac preferred stock declined further, which could lead to additional impairment charges in the future.

Noninterest Expense: Noninterest expense increased $680,000, to $2.6 million, or 35.0%, for the three months ended June 30, 2008 compared to $1.9 million for the same prior year period, primarily due to the acquisition. Salaries and employee benefits increased $311,000, or 27.9%, primarily due to the additional employees brought on through the acquisition, as well as the addition of a Controller and a Vice President of Commercial/Consumer Lending in late 2007. These positions were added as a result of the acquisition and our new public company filing status. Also contributing to the increase in salaries and employee benefits was the creation and related expense of the employee stock ownership plan reflected in the second quarter 2008 of $16,000 compared to $0 in the same prior year period. Occupancy and equipment expense increased $105,000, or 30.6%, for the second quarter of 2008 compared to the same prior year period primarily due to the addition of three branch locations acquired from City Savings Financial, as well as the opening of our new Westville branch in June of 2008. Real estate tax expense accounted for $35,000 of the increase in occupancy and equipment expense and depreciation expense accounted for $17,000 of the increase. Data processing expense decreased $34,000, or 27.0% in the second quarter of 2008 compared to the same prior year period, primarily due to approximately $37,000 in conversion and upgrade costs in the prior year period in anticipation of the City Savings Financial acquisition. Advertising expense increased $40,000 in the second quarter 2008 compared to the same prior year period, attributable to the overall increased advertising budget as a result of the new markets served, as well as the opening of our new Westville branch. Bank examination fees increased $20,000, or 19.4%, primarily due to additional audit requirements applicable for public companies. Amortization of intangibles increased $112,000 in the second quarter of 2008 as a result of the purchase accounting for the acquisition of City Savings Financial. Other expenses increased $126,000, or 55.5%, to $353,000 for the second quarter 2008, primarily due to an increase in legal expense of $59,000, as a result of the increased legal fees for our first annual Form 10-K review and annual shareholders’ meeting. Also contributing to this increase was an increase of $12,000 in collection expenses due to increased collection and loan foreclosure activity. We also had an increase of $15,000 in fraud expense in the second quarter 2008 due to a debit card fraud. The Company recently purchased and installed a new fraud detection software program which should assist in controlling this expense in the future. Correspondent bank charges increased $12,000 as a result of increased charges at the Federal Reserve Bank in relation to the increased items processed following the acquisition. Our FDIC insurance assessment was $7,000 for the three months ended June 30, 2008 compared to $6,000 for the same prior year period. Since June 2007, our assessment has been substantially reduced by a special one time credit. Management believes that this credit will be substantially exhausted by year end. Accordingly, our FDIC assessment could be substantially higher in future periods depending on the premium rates set by the FDIC and the volume of our deposits for such periods.

Income Tax Expense: Income tax expense was $116,000 for the three months ended June 30, 2008, an increase of $123,000 from the three months ended June 30, 2007, primarily due to an increase in income before income taxes of $349,000. The effective tax rate was 22.2% for the three months ended June 30, 2008 compared to a tax benefit of (4.0%) for the same prior year period. The effective tax rate was significantly higher in the current year period due to a higher level of income before income taxes, and a lower percentage of tax exempt income to income before income taxes.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Comparison of Operating Results for Six Month Periods Ended June 30, 2008 and June 30, 2007

Net Income: Net income decreased $345,000, or 37.8%, to $568,000 for the six months ended June 30, 2008 compared to $913,000 for the same prior year period, primarily due to the $896,000 gain on the sale of Fannie Mae and Freddie Mac preferred stock reflected in our earnings for the six months ended June 30, 2007. The Company only recorded $265,000 in net gains on securities in the first six months of 2008. In addition, other-than-temporary impairment charges on investment securities of $162,000 related to the Freddie Mac preferred stock still held were recorded in the first six months of 2008. Net interest income increased $1.7 million due to the increase in average net interest-earning assets acquired from City Savings Financial and an increase in net interest margin from 2.79% for the first six months of 2007 to 3.01% for the first six months of 2008. The Company also experienced a $1.6 million, or 41.2%, increase in noninterest expense in the first six months of 2008 as compared to the same prior year period, primarily as a result of the acquisition of City Savings Financial.

Net Interest Income: Net interest income increased $1.7 million, or 53.0%, to $4.9 million for the first six months of 2008 compared to $3.2 million for the same prior year period. This increase is primarily due to a 41.8% increase in average interest-earning assets owned as a result of the City Savings Financial acquisition. The yield on average interest-earning assets increased 6 basis points, to 6.07% for the first six months ended June 30, 2008 compared to 6.01% for the same prior year period. The rate on average interest-bearing liabilities decreased 27 basis points to 3.43% for the six months period ending June 30, 2008 compared to 3.70% for the same prior year period. This 33 basis point increase in the net interest rate spread and a 22 basis point increase in net interest margin also contributed to the increase in net interest income.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the six months ended June 30, 2008 and June 30, 2007. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense.

	For the Six Months Ended June 30,
	2008			2007
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Loans	$218,776	$7,330	6.70%	$136,874	$4,745	6.93%
Taxable securities	91,793	2,283	4.97%	77,226	1,804	4.67%
Tax exempt securities	6,402	114	3.56%	9,729	210	4.32%
Federal Home Loan Bank of Indianapolis stock	4,187	105	5.02%	2,661	63	4.74%
Federal funds sold and other interest-bearing deposits	4,692	64	2.73%	3,326	85	5.11%

Total interest earning assets	325,850	9,896	6.07%	229,816	6,907	6.01%
Non-interest earning assets	42,329			23,363

Total assets	$368,179			$253,179

Savings deposits	$43,258	65	0.30%	$38,635	96	0.50%
Money market and NOW accounts	38,141	255	1.34%	21,779	197	1.81%
CDs and IRAs	139,339	2,919	4.19%	99,794	2,330	4.67%

Total interest-bearing deposits	220,738	3,239	2.93%	160,208	2,623	3.27%
Borrowings	65,902	1,588	4.82%	39,830	1,082	5.43%
Subordinated debentures	5,155	171	6.63%	—	—	0.00%

Total interest-bearing liabilities	291,795	4,998	3.43%	200,038	3,705	3.70%

Noninterest-bearing deposits	26,106			24,373
Other liabilities	2,923			2,023

Total liabilities	320,824			226,434
Shareholders’ equity	47,355			26,745

Total liabilities & shareholders’ equity	$368,179			$253,179

Net interest income		$4,898			$3,202

Net interest rate spread			2.64%			2.31%
Net interest margin			3.01%			2.79%

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest and Dividend Income: Interest and dividend income increased $3.0 million, or 43.3%, to $9.9 million for the six months ended June 30, 2008 compared to $6.9 million for the six months ended June 30, 2007, primarily due to the acquisition of City Savings Financial.

Interest income on loans increased $2.6 million, or 54.5%, primarily due to the increase in average loan balances primarily as a result of the acquisition. The annualized average yield on loans decreased 23 basis points to 6.70% for the six months ended June 30, 2008 compared to 6.93% for the same prior year period. This decrease is primarily due to the decline in prime rate over the prior year and its impact on variable rate loans as well as the pricing on new and renewed loans. This decrease was partially offset by additional income recorded under SOP 03-3 accounting for a number of the commercial and industrial loans acquired through the acquisition of City Savings Financial that paid off during the six months ended June 30, 2008. We recorded $69,000 in additional interest income on commercial and industrial loans and $25,000 in additional interest income on consumer loans that paid off during the year, which increased the overall average loan yield by approximately 9 basis points for the six months ended June 30, 2008. The annualized average yield on commercial and industrial loans, as a result of this additional income, was 8.04% for the six months ended June 30, 2008 compared to 7.07% for the same prior year period. The annualized average yield on commercial real estate decreased 151 basis points in the first six months of 2008 compared to the same prior year period due to the decrease in prime rate. We experienced a similar decline in the annualized average yield on construction loans. The annualized average yield on one-to four- family residential real estate loans increased 8 basis points to 6.25% for the six months ended June 30, 2008 compared to 6.17% for the same prior year period. The addition of the City Savings Financial residential real estate portfolio was the primary reason for this increase. The annualized average yield on consumer and other loans increased to 6.69% for the six months ended June 30, 2008 compared to 6.33% for the same prior year period, primarily due to the acquisition of the City Savings Financial loans and their associated higher interest rates.

Interest income from taxable securities increased $479,000, or 26.6%, to $2.3 million for the six months ended June 30, 2008 compared to $1.8 million for the six months ended June 30, 2007, primarily due to the increase in average balances of taxable securities of $14.6 million for the six months ended June 30, 2008 compared to the same prior year period primarily due to the acquisition. Also contributing to the increase is the increase in the annualized average yield of 30 basis points on the taxable securities for the six months ended June 30, 2008 compared to the same prior year period. This increase was partially offset by a decrease in the annualized average yield on tax-exempt securities of 76 basis points, as well as a decrease in the average balances of tax-exempt securities of $3.3 million in the six months ended June 30, 2008 from the same prior year period. The decrease was primarily due to the sale of a portion of tax-free municipal securities that were reinvested into taxable securities, due to a change in the Company’s state tax planning objectives, given the tax effect of the City Savings Financial acquisition.

Dividend income on Federal Home Loan Bank of Indianapolis stock increased $42,000, or 66.7%, for the six months ended June 30, 2008 compared to the same prior year period, due to the increase in the stock acquired from City Savings Financial.

Interest income from federal funds sold and other interest-bearing deposits decreased $21,000, or 24.7%, to $64,000 for the six months ended June 30, 2008 compared to $85,000 for the same prior year period. This decrease is primarily due to a decrease in the federal funds rates resulting in a decrease in the annualized average yield of 238 basis points to 2.73% for the six month period ending June 30, 2008 compared to 5.11% for the same prior year period.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest Expense: Interest expense increased $1.3 million, or 34.9%, to $5.0 million, for the six months ended June 30, 2008 compared to $3.7 million for the same prior year period, primarily attributable to the 45.9% increase in average interest-bearing liabilities primarily due to the acquisition of City Savings Financial. The increase was partially offset by the decrease in the annualized average cost of interest-bearing liabilities of 27 basis points for the six months ended June 30, 2008 compared to the same prior year period. This is due to the decrease in interest rates on deposits, as well as the decrease in the annualized average cost of Federal Home Loan Bank of Indianapolis advances and Federal funds purchased of 61 basis points for the six months ended June 30, 2008 compared to the same prior year period.

The annualized average cost of certificates of deposit and IRA’s decreased 48 basis points due to the overall decrease in interest rates offered compared to those rates on maturing deposits for the six months ended June 30, 2008 compared to the prior year period. We also experienced a decrease in the annualized average cost of savings deposits of 20 basis points for the same time period, due to management’s decision to decrease the rates offered on savings, money market, and NOW accounts in the first quarter of 2008. This action contributed to the decrease of 47 basis points to the annualized average cost of money market and NOW accounts for the same time period.

The decrease in the annualized average cost of interest-bearing liabilities was partially offset by the increase in interest expense on the subordinated debt acquired through the City Savings Financial acquisition. The annualized average cost of the subordinated debt was 6.63% for the six months ended June 30, 2008, which was not outstanding for the same prior year period. The interest rate adjusts quarterly at the rate of the three month LIBOR plus 3.10%. The interest rate increased to 5.91% as of June 30, 2008 from 5.71% at March 31, 2008.

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $92,000 for the six months ended June 30, 2008 compared to a $6,000 provision for the same prior year period. Net charge-offs for the six month period ending June 30, 2008 were $112,000, of which $83,000 was included in the specific loss allocation for impaired loans in the allowance for loan losses as of December 31, 2007. Net charge-offs for the same prior year period were $34,000. Management continued to increase the allowance for loan losses due to the increased trends in nonperforming loans, growth in commercial loans as well as the overall increased national and local economic concerns.

Noninterest Income: Noninterest income decreased $590,000, or 31.0%, to $1.3 million for the six months ended June 30, 2008 compared to $1.9 million for the same prior year period. The decrease was primarily due to a decrease in net gains on securities of $627,000 during the six months ended June 30, 2008 compared to the same prior year period, due to the 2007 sale of Fannie Mae and Freddie Mac preferred stock for a gain of $896,000, as discussed above. Also contributing to the decrease in noninterest income was an other-than-temporary impairment charges of $162,000 recorded in the first six months of 2008 related to the Freddie Mac preferred stock still held by the Company. Brokerage and trust fee income decreased $21,000, attributable to the overall economic concerns and the effect this has had on the stock market performance. Partially offsetting these decreases in noninterest income was an increase in service charges on deposits of $63,000 as well as a $42,000 increase in ATM and debit card fees for the first six months of 2008 compared to the same prior year period, primarily attributable to the increase in the number of checking accounts acquired from City Savings Financial. Earnings on life insurance increased $68,000 for the six months ended June 30, 2008 compared to the same prior year period primarily due to the additional bank owned life insurance that City Savings Financial owned. Net gains on mortgage banking activities increased $83,000 for the six months ended June 30, 2008 compared to the same prior year period attributable to an additional loan originator in the new markets as well as an overall increase in new loan originations compared to the same prior year period.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Expense: Noninterest expense increased $1.6 million, or 41.2%, for the six months ended June 30, 2008 compared to the same prior year period, primarily due to the acquisition of City Savings Financial. Salaries and employee benefits increased $646,000 or 28.4%, primarily due to the additional employees brought on through the acquisition, as well as the addition of a Controller and Vice President of Commercial/Consumer Lending in late 2007. These positions were added as a result of the acquisition and our new public company filing status. The creation and related expense of the employee stock ownership plan resulted in a $32,000 increase in employee benefits expense as well. Occupancy and equipment expense increased $283,000, or 42.3%, for the first six months of 2008 compared to the same prior year period, due to the addition of three branch locations acquired from City Savings Financial as well as our new Westville branch that opened in June of 2008. Bank examination fees increased $108,000, of which $88,000 of this increase was in the first quarter of 2008 due to additional costs attributable to our first external audit and annual SEC reporting as a public company, including a review of our purchase accounting expenses. The amortization of intangibles expense was $233,000 for the first six months of 2008, as a result of the purchase accounting for the acquisition of City Savings Financial. Advertising expense increased $64,000 from the same prior year period, primarily attributable to the new markets we entered into as well as the opening of our new Westville location. Data processing expense decreased $31,000 for the first six months of 2008 compared to the same prior year period due to approximately $37,000 in conversion and upgrade costs incurred in the same prior year period in anticipation of the acquisition. Other expenses increased $283,000 primarily due to an increase in legal expense of $94,000, as a result of our first annual Form 10-K review and annual shareholders’ meeting. Collection and OREO expense increased $57,000 due to increased collection and loan foreclosure activity in the first six months of 2008. Dues and subscriptions expense also increased $28,000 attributable to the Company’s annual dues to NASDAQ in 2008. Our FDIC insurance was $24,000 for the six months ended June 30, 2008 compared to $11,000 for the same prior year period. Since June 2007, our assessment has been substantially reduced by a special one time credit. Management believes that this credit will be substantially exhausted by year end. Accordingly, our FDIC assessment could be substantially higher in future periods depending on the premium rates set by the FDIC and the volume of our deposits for such periods.

Income Tax Expense: Income tax expense decreased $221,000, or 65.0%, to $119,000 for the six months ended June 30, 2008, compared to $340,000 for the six months ended June 30, 2007, primarily due to a decrease in income before income taxes of $566,000. The effective tax rate was 17.3% for the six months ended June 30, 2008 compared to 27.1% for the same prior year period. The effective tax rate was lower in the current period due to a higher ratio of the total income before income taxes representing tax-exempt securities and life insurance income in the current period as a result of the overall lower level of income before income taxes.

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

The Company’s liquid assets, defined as cash and due from financial institutions, federal funds sold and interest-bearing time deposits in other financial institutions and market value of unpledged securities available-for-sale totaled $91.5 million at June 30, 2008 and constituted 25.0% of total assets at that date compared to $92.2 million, or 25.1%, of total assets at December 31, 2007.

The Company also maintains lines of credit with the Federal Home Loan Bank. The total of these lines of credit were $71.7 million at June 30, 2008, of which $67.5 million in Federal Home Loan Bank advances were outstanding. The Company has additional securities available to pledge as collateral in order to increase our lines of credit with the Federal Home Loan Bank. At June 30, 2008, we had $81.6 million in unpledged securities available for sale. The Company actively utilizes its borrowing capacity with the Federal Home Loan Bank to manage liquidity and to provide a funding alternative to time deposits, if the Federal Home Loan Bank’s rates and terms are more favorable. The advances from the Federal Home Loan Bank can have maturities from overnight to multiple years. At June 30, 2008, $14.1 million were due within one year and $53.4 million had maturities greater than a year.

Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios and minimum ratio requirements. Under these regulations, banks are required to maintain a total risk-based capital ratio of 8.0% of risk-weighted assets and a Tier 1 risk-based capital ratio (primarily total shareholders’ equity less intangible assets) of at least 4.0% of risk-weighted assets. The Bank had total and Tier 1 risk-based capital ratios of 17.56% and 16.81% at June 30, 2008, and was “well-capitalized” under the regulatory guidelines.

In addition, regulators have adopted a minimum leverage ratio standard for Tier 1 capital to average assets. The minimum ratio for top-rated institutions may be as low as 3%. However, regulatory agencies have stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3% minimum. As of June 30, 2008, the Bank’s leverage ratio was 11.21%. Capital levels for the Bank remain above the established regulatory capital requirements.

Impact of Inflation

The primary impact of inflation on the Bank is its effect on interest rates. The Bank’s primary source of income is net interest income, which is affected by changes in interest rates. The Bank attempts to limit the impact of inflation on its net interest margin through management of interest rate-sensitive assets and liabilities and analyses of interest rate sensitivity. The effect of inflation on premises and equipment as well as on noninterest expenses has not been significant for the periods presented.

PART I – FINANCIAL INFORMATION

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Proper management of the interest rate sensitivity and maturities of our assets and liabilities is required to protect and increase our net interest margin and asset values. Interest rate sensitivity spread management is an important tool for achieving this objective and for developing ways in which to improve profitability.

The Company constantly monitors earning asset and deposit levels, developments and trends in interest rates, liquidity, capital adequacy and marketplace opportunities. Management responds to all of these to protect and possibly enhance net interest income while managing risks within acceptable levels as set forth in the Company’s policies. In addition, alternative business plans and transactions are contemplated for their potential impact. This process is known as asset/liability management and is carried out by changing the maturities and relative proportions of the various types of loans, investments, deposits and borrowings in the ways described above.

A commonly used tool to manage and analyze the interest rate sensitivity of a bank is a computer simulation model. In the 3rd quarter of 2007, the Company started using a more advanced computer simulation model. This model provides a more comprehensive tool to assist in the management of the Company’s interest rate sensitivity. To quantify the extent of risks in both the Company’s current position and in transactions it might make in the future, the Company uses a model to simulate the impact of different interest rate scenarios on net interest income. The hypothetical impact of a 12 month nonparallel ramp (generally, a nonparallel change in interest rates of +/- 2.00%) and smaller incremental interest rate changes are modeled at least quarterly, representing the primary means the Company uses for interest rate risk management decisions.

At June 30, 2008, given a +2.00% or -2.00% shock in interest rates, our model results in the Company’s net interest income for the next twelve months changing by $136,000, or 1.27%, and $(106,000), or (0.99)%, respectively.

The Company measures its economic value of equity at risk on a quarterly basis. Economic value of equity at risk measures the Company’s exposure to changes in its economic value of equity due to changes in a forecast interest rate environment. At June 30, 2008, given a +2.00% or -2.00% shock in interest rates, our model results in the Company’s economic value of equity at risk for the next twelve months changing by (9.13)%, and (0.37)%, respectively.

When preparing its modeling, the Company makes significant assumptions about the lag in the rate of change in various asset and liability categories. The Company bases its assumptions on past experience and comparisons with other banks, and tests the validity of its assumptions by reviewing actual results with projected expectations.

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

The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting in the last quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of June 30, 2008, there are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

As of June 30, 2008, there have been no material changes to the “Risk Factors” disclosed in the Company’s Annual Report for the year ended December 31, 2007 on Form 10-K filed on March 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 6, 2008, the Company’s annual meeting of shareholders was held. At the meeting, the shareholders ratified the selection of Crowe Chizek and Company LLC as the Company’s independent registered public accounting firm for the year ended December 31, 2008, and Lee A. Brady, Paul G. Fenker and Ralph F. Howes were elected to serve as directors with terms expiring in 2011. Continuing as directors until 2009 are L. Charles Lukmann, III, Michele M. Thompson, Mark A. Krentz and Thomas D. Sallwasser. Continuing as directors until 2010 are Dale A. Parkison, Joan M. Ulrich and Jerry L. Mayes.

Election of Directors:

	For	Withheld	Non-Votes
Lee A. Brady	4,015,327	129,008	—
Paul G. Fenker	4,016,841	127,494	—
Ralph F. Howes	4,009,931	134,404	—

Ratification of Independent Registered Public Accounting Firm:

	For	Against	Abstain	Non-Votes
Crowe Chizek and Company LLC	4,060,621	32,214	51,500	—

ITEM 5.	OTHER INFORMATION

None

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaPorte Bancorp, Inc.

August 12, 2008	/s/ Lee A. Brady
Date	Lee A. Brady,
President and Chief Executive Officer

August 12, 2008	/s/ Michele M. Thompson
Date	Michele M. Thompson,
Executive Vice President and Chief Financial Officer