Form 10-Q
period 2008-09-30
LaPorte Bancorp, Inc.
filed 2008-11-05
CIK 1400848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Number of shares of common stock outstanding at November 5, 2008: 4,783,163, par value $0.01

Page Number
PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements – LaPorte Bancorp, Inc.

Consolidated Balance Sheets, September 30, 2008 (Unaudited) and December 31, 2007	3

Consolidated Statements of Income and Comprehensive Income, Three Months Ended September 30, 2008 and 2007 (Unaudited) Nine Months Ended September 30, 2008 and 2007 (Unaudited)	4

Consolidated Statements of Changes in Shareholders’ Equity, Nine Months Ended September 30, 2008 and 2007 (Unaudited)	5

Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2008 and 2007 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	36

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	38

Item 4. Submission of Matters to a Vote of Security Holders	38

Item 5. Other Information	38

Item 6. Exhibits	38

Signatures	39

Certifications	40

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

LAPORTE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from financial institutions	$5,623	$9,937
Federal funds sold	4,885	—

Cash and cash equivalents	10,508	9,937
Interest-bearing time deposits in other financial institutions	—	100
Securities available for sale	96,003	96,048
Federal Home Loan Bank (FHLB) stock, at cost (restricted)	4,187	4,187
Loans held for sale, at fair value	450	—
Loans, net of allowance for loan losses of $2,045 at September 30, 2008 (unaudited), $1,797 at December 31, 2007	214,051	220,497
Mortgage servicing rights	388	412
Other real estate owned	407	454
Premises and equipment, net	11,773	10,911
Goodwill	8,431	8,431
Other intangible assets	1,370	1,708
Bank owned life insurance	9,360	9,073
Accrued interest receivable and other assets	5,277	5,502

Total assets	$362,205	$367,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$26,847	$28,148
Interest bearing	212,293	218,123

Total deposits	239,140	246,271
Federal Home Loan Bank advances	68,798	66,516
Subordinated debentures	5,155	5,155
Accrued interest payable and other liabilities	3,391	2,613

Total liabilities	316,484	320,555

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 4,783,163 shares issued and outstanding at September 30, 2008 and December 31, 2007	48	48
Additional paid-in capital	21,245	21,266
Surplus	770	770
Retained earnings	26,025	26,563
Accumulated other comprehensive loss net of tax of $(369) at September 30, 2008 (unaudited) and $(115) at December 31, 2007	(716)	(224)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,651)	(1,718)

Total shareholders’ equity	45,721	46,705

Total liabilities and shareholders’ equity	$362,205	$367,260

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest and dividend income
Loans, including fees	$3,552	$2,376	$10,882	$7,121
Taxable securities	1,168	957	3,451	2,762
Tax exempt securities	50	89	163	298
FHLB stock	55	30	159	93
Other interest income	9	26	73	111

Total interest and dividend income	4,834	3,478	14,728	10,385
Interest expense
Deposits	1,385	1,299	4,623	3,921
Federal Home Loan Bank advances	799	566	2,383	1,637
Federal funds purchased	—	3	4	14
Subordinated debentures	76	—	247	—

Total interest expense	2,260	1,868	7,257	5,572

Net interest income	2,574	1,610	7,471	4,813
Provision for loan losses	374	3	466	9

Net interest income after provision for loan losses	2,200	1,607	7,005	4,804
Noninterest income
Service charges on deposits	247	161	665	515
ATM and debit card fees	75	54	217	153
Brokerage fees	29	54	124	161
Trust fees	39	44	118	132
Earnings on life insurance, net	99	63	287	183
Net gains on mortgage banking activities	82	47	259	142
Loan servicing fees, net	21	21	55	72
Net gains (losses) on securities	(3)	—	262	892
Other than temporary impairment on investment securities	(1,490)	—	(1,652)	—
Other income	140	113	216	208

Total noninterest income	(761)	557	551	2,458
Noninterest expense
Salaries and employee benefits	1,326	1,148	4,244	3,419
Occupancy and equipment	471	400	1,422	1,068
Data processing	100	154	287	372
Advertising	38	35	151	84
Bank examination fees	164	108	435	272
Amortization of intangibles	105	—	338	—
Other expenses	384	272	1,140	747

Total noninterest expense	2,588	2,117	8,017	5,962

Income (loss) before income taxes	(1,149)	47	(461)	1,300
Income tax expense (benefit)	(98)	(33)	22	306

Net income (loss)	$(1,051)	$80	$(483)	$994

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities available for sale	$654	$932	$(746)	$(742)
Income tax effect	(222)	(316)	254	253

Other comprehensive income (loss)	432	616	(492)	(489)

Comprehensive income (loss)	$(619)	$696	$(975)	$505

Basic and diluted earnings (loss) per share	$(0.23)	N/A	$(0.10)	N/A

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Nine months ended September 30, 2008 and 2007

(in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Unearned ESOP Shares	Total
Balances – January 1, 2007	$—	$—	$770	$25,846	$(230)	$—	$26,386

Comprehensive income:
Net income	—	—	—	994	—	—	994
Other comprehensive income (loss):
Net change in unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	(489)	—	(489)

Total comprehensive income							505

Balances – September 30, 2007	$—	$—	$770	$26,840	$(719)	$—	$26,891

Balances – January 1, 2008	$48	$21,266	$770	$26,563	$(224)	$(1,718)	$46,705

Comprehensive income (loss):
Net income (loss)	—	—	—	(483)	—	—	(483)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	(492)	—	(492)

Total comprehensive income (loss)							(975)

Cumulative effect of adoption of EITF 06-4	—	—	—	(55)	—	—	(55)

ESOP shares earned, 6,784 shares	—	(21)	—	—	—	67	46

Balances – September 30, 2008	$48	$21,245	$770	$26,025	$(716)	$(1,651)	$45,721

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(483)	$994
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	584	511
Provision for loan losses	466	9
Net gains on securities	(262)	(892)
Other than temporary impairment on investment securities	1,652	—
Net gains on sales of loans	(215)	(111)
Originations of loans held for sale	(17,346)	(9,014)
Proceeds from sales of loans held for sale	17,111	8,330
Recognition of mortgage servicing rights	(30)	(31)
Amortization of mortgage servicing rights	54	46
Net gains on sales of other real estate owned	(68)	(67)
Earnings on life insurance, net	(287)	(183)
Amortization of intangible assets	338	—
ESOP compensation expense	46	—
Change in assets and liabilities:
Accrued interest receivable and other assets	424	(1,660)
Accrued interest payable and other liabilities	778	744

Net cash from operating activities	2,762	(1,324)
Cash flows from investing activities
Net change in loans	5,222	5,165
Proceeds from sales of other real estate owned	873	520
Proceeds from call of interest-bearing time deposit in other financial institutions	100	—
Proceeds from maturities, calls and principal repayments of securities available for sale	17,115	14,136
Proceeds from sales of securities available for sale	24,098	3,226
Purchases of securities available for sale	(43,304)	(16,859)
Premises and equipment expenditures, net	(1,446)	(206)

Net cash from investing activities	2,658	5,982
Cash flows from financing activities
Net change in deposits	(7,131)	(17,554)
Proceeds from FHLB advances	58,565	7,000
Repayment of FHLB advances	(56,283)	(7,000)

Net cash from financing activities	(4,849)	(17,554)

Net change in cash and cash equivalents	571	(12,896)
Cash and cash equivalents at beginning of period	9,937	21,047

Cash and cash equivalents at end of period	$10,508	$8,151

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$7,440	$5,587
Income taxes paid	—	610
Supplemental noncash disclosures:
Transfers from loans receivable to other real estate owned	$758	$—

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The unaudited consolidated financial statements included herein include the accounts of LaPorte Bancorp, Inc. (“the Bancorp”), its wholly owned subsidiary, The LaPorte Savings Bank (“the Bank”) and the Bank’s wholly owned subsidiary, LPSB Investments LTD., Cayman (“LPSB Ltd.”) together referred to as “the Company”. The Bancorp was formed on October 12, 2007 and acquired City Savings Financial Corporation and its subsidiary, City Savings Bank, which were merged into the Bancorp and the Bank. LPSB Ltd. began operations in 2002 when the Bank received approval from the Federal Deposit Insurance Corporation to form the subsidiary in the Cayman Islands. LPSB Ltd. held and managed a portion of the Bank’s investment portfolio until July 30, 2008 when the securities were transferred to the Bank as LPSB Ltd. is in the process of being dissolved. Intercompany transactions and balances are eliminated in consolidation. The unaudited consolidated financial statements included herein have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial statements and Article 10 of Regulation S-X of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements contain all material adjustments (consisting of normal recurring accruals) and disclosures which are necessary in the opinion of management to make the financial statements not misleading and for a fair presentation of the financial position and results of operations for the interim periods presented herein.

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

With operating results being so closely related to and responsive to changes in economic conditions, the results for the nine-month period ended September 30, 2008 may not necessarily indicate the results to be expected for the full year ending December 31, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (FAS No. 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. On October 10, 2008 the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active, which provides an example that illustrates key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP does not change existing generally accepted accounting principles. The FSP provides clarification for how to consider various inputs in determining fair value under current market conditions consistent with the principles of FAS 157. The FSP includes only one example, as the FASB emphasized the need to apply reasonable judgment to each specific fact pattern. Several additional concepts addressed in the FSP include distressed sales; the use of 3rd party pricing information, the use of internal assumptions and the relevance of observable data, among others. The FSP was effective upon issuance, including prior periods for which financial statements have not yet been issued. Therefore, it first applies to September 30, 2008 interim and annual financial statements. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS - continued

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

On March 19, 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Management does not anticipate this Statement will have a material impact on the Company’s consolidated financial condition or results of operations.

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is determined by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings (loss) per common share is determined by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common share equivalents (-0- for the three months and nine months ended September 30, 2008 and 2007). Diluted earnings (loss) per common share is equal to basic earnings (loss) per common share for the periods ended September 30, 2008, as there were no potentially dilutive common shares for the three and nine months ended September 30, 2008. There were no common shares outstanding prior to October 12, 2007. The factors used in the earnings (loss) per common share computation follow:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Basic
Net income (loss)	$(1,051)	$(483)

Weighted average common shares outstanding	4,783,163	4,783,163
Less: Average unallocated ESOP shares	(166,196)	(168,458)

Average shares	4,616,967	4,614,705

Basic earnings (loss) per common share	$(0.23)	$(0.10)

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

September 30, 2008 (Unaudited)

	Fair Value	Unrealized Gains	Unrealized Losses
U.S. Treasury and federal agency	$10,450	$77	$(85)
State and municipal	4,707	9	(145)
Mortgage-backed securities	50,766	327	(158)
Government agency sponsored collateralized mortgage obligations	17,769	32	(542)
Privately held collateralized mortgage obligations	6,686	20	(142)
Corporate debt securities	5,555	2	(480)

Total debt securities	95,933	467	(1,552)
Equity securities	70	—	—

Total	$96,003	$467	$(1,552)

The Company held Freddie Mac preferred stock, for which it recorded other than temporary impairment charges of $1,010 and $1,172 for the three and nine months ended September 30, 2008. Additionally, in view of the recent bankruptcy filing of Lehman Brothers Holdings, the Company recorded an other than temporary impairment charge of $480 for the three and nine months ended September 30, 2008, with respect to the Lehman debt securities it owns.

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

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS

Loans at September 30, 2008 (Unaudited) and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
	(Unaudited)
Commercial	$17,070	$17,356
Real Estate:
Residential	87,783	94,476
Commercial	73,417	63,836
Construction	7,628	11,268
Consumer	30,099	35,272

Subtotal	215,997	222,208
Less: Net deferred loan (fees) costs	99	86
Allowance for loan losses	(2,045)	(1,797)

Loans, net	$214,051	$220,497

Activity in the allowance for loan losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Beginning balance	$1,777	$1,013	$1,797	$1,041
Provision for loan losses	374	3	466	9
Loans charged-off	(121)	(35)	(274)	(98)
Recoveries	15	18	56	47

Ending balance	$2,045	$999	$2,045	$999

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS - continued

Purchased Loans Subject to SOP 03-3

The Company purchased loans during 2007, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

	September 30, 2008	December 31, 2007
	(Unaudited)
Commercial	$131	$798
Commercial real estate	1,688	1,821
Consumer	22	333
Residential real estate	440	589

Outstanding balance	$2,281	$3,541

Carrying amount, net of allowance $0	$1,510	$1,944

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Beginning balance	$130	$—	$126	$—
New loans purchased	—	—	—	—
Reclassification from non-accretable yield	87	—	252	—
Accretion of income	(108)	—	(269)	—

Ending balance	$109	$—	$109	$—

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

The Company also adopted SFAS No. 159, on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company elected the fair value option for its loans held for sale on a prospective basis effective January 1, 2008, in order to achieve operational simplification. Effective January 1, 2008, the Company adopted SAB No. 109 and, accordingly, began to recognize residential mortgage loan commitment derivatives at fair value on a prospective basis. Additionally, the Company valued securities available for sale at fair value prior to the adoption of SFAS No. 157 and SFAS No. 159; therefore, there is no transition adjustment resulting from the adoption of SFAS No. 157 and SFAS No. 159.

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

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	September 30, 2008	Fair Value Measurements at September 30, 2008
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Securities available for sale	$96,003	$70	$95,933
Loans held for sale	450	—	450
Residential mortgage loan commitment derivatives	14	—	14

As of September 30, 2008, the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale and residential mortgage loan commitment derivatives for which the fair value option has been elected was:

	Aggregate Fair Value	Difference	Contractual Principal
Loans held for sale	$450	$9	$441
Residential mortgage loan commitment derivatives	916	14	902

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

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and nine months ended September 30, 2008:

	Changes in Fair Values for the three and nine months ended September 30, 2008, for the Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Other Gains and Losses	Interest Income	Interest Expense	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended September 30, 2008
Assets:
Loans held for sale	$(3)	$—	$—	$(3)
Residential mortgage loan commitment derivatives	6	—	—	6

Nine Months Ended September 30, 2008
Assets:
Loans held for sale	$9	$—	$—	$9
Residential mortgage loan commitment derivatives	14	—	—	14

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008
	September 30, 2008	Significant Other Observable Inputs (Level 2)
Assets:
Impaired loans – collateral dependent	$633	$633

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

The following represent impairment charges recognized during the three and nine months ended September 30, 2008 for assets measured at fair value:

Loans held for sale and residential mortgage loan commitment derivatives are carried at fair value. There were no valuation allowances at September 30, 2008, as the fair values exceed the contractual principal amounts in the aggregate.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,143 and $893, with a valuation allowance of $510 and $198 at September 30, 2008 and June 30, 2008, respectively, resulting in an additional provision for loan losses of $312 and $498 for the three and nine months ended September 30, 2008. These additional provisions were included in the provision for loan losses amounts of $374 and $466 for the three and nine months ended September 30, 2008.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of the Company and certain subsidiaries are detailed in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•	changes in prevailing real estate values and loan demand both nationally and within our current and future market area;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the amount of premium we are required to pay for FDIC deposit insurance;

•	whether we determine to participate in any of the programs offered under the U.S. Treasury’s Troubled Asset Relief Program and whether we are accepted to participate in such programs;

•	legislative or regulatory changes that adversely affect our business;

•	The LaPorte Savings Bank’s ability to integrate successfully the operations of City Savings Bank following the merger;

•	our ability to successfully manage our plan to increase our commercial lending;

•	the financial health of certain entities, including government sponsored enterprises, the securities of which are owned or acquired by the Company;

•	adverse changes in the securities market;

•	the costs, effects and outcomes of existing or future litigation;

•	the economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks;

•	the ability of the Company to manage the risks associated with the foregoing factors as well as anticipated risk factors.

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

General: Total assets decreased $5.1 million, or 1.4%, to $362.2 million at September 30, 2008 from $367.3 million at December 31, 2007. This decrease was primarily due to a decrease in loans net of allowance for loan losses of $6.4 million or 2.9%, partially offset by an increase in cash and cash equivalents of $571,000 or 5.7% and an increase in net premises and equipment of $862,000 or 7.9%. The liquidity created from the decrease in loans was offset by the continued decrease in deposits due to the competitive pressure on interest rates.

Investment Securities: There was no material change in the balance of the available for sale investment portfolio at September 30, 2008 compared to December 31, 2007. During the third quarter ending September 30, 2008, the Company recorded an additional other-than-temporary impairment charge of $1.0 million related to the Freddie Mac preferred stock issues it held in the investment portfolio at September 30, 2008. These securities are now carried at $70,000, or 3.5% of the original par value. In view of the recent bankruptcy filing of Lehman Brothers Holdings, the Company also recorded an other-than-temporary impairment charge of $480,000, or 100% of its carrying value, with respect to the Lehman debt securities it owns. At September 30, 2008, the Company held $5.6 million in corporate debt securities, all of which are considered investment grade securities. The corporate portfolio consisted of the following issuers as of September 30, 2008: AT&T Inc., Anheuser-Busch Cos. Inc., Bank of America Corp., First Tennessee Bank, Goldman Sachs Group Inc., HSBC Finance Corp., JP Morgan Chase Bank, NA, Protective Life, Verizon Communications Inc., and Wells Fargo Co. During the third quarter of 2008, the Company sold and restructured $5.4 million of its securities available for sale in order to extend duration in a declining interest rate environment.

Net Loans: Net loans decreased $6.4 million, or 2.9%, to $214.1 million at September 30, 2008 compared to $220.5 million at December 31, 2007. This decrease is primarily due to a decrease in one-to-four family residential loans of $6.7 million, or 7.1%, to $87.8 million at September 30, 2008 compared to $94.5 million at December 31, 2007. The Bank has continued to sell the majority of its fixed rate one-to-four family residential real estate loans originated, which along with repayment activity accounted for the decrease. Residential construction loans decreased $874,000, or 17.3%, to $4.2 million at September 30, 2008 compared to $5.0 million at December 31, 2007. Consumer and home equity loans, including indirect automobile loans, decreased $5.2 million, or 14.7%, to $30.1 million at September 30, 2008 compared to $35.3 million at December 31, 2007. This decrease is primarily due to a decrease of $3.0 million in indirect consumer automobile loans, attributable to the pricing changes management implemented over the last several years in order to decrease our exposure in this type of lending. We expect to see this portfolio continue to decline in the future. Home equity loans and lines of credit also decreased $1.5 million in the third quarter, attributable to the lack of demand at this time. Management also elected to change the loan to value requirements on home equity loans and lines of credit to a maximum of 80% from a maximum of 90%, due to the current conditions in the housing market. We anticipate this trend of lower consumer and one-to-four-family residential origination volume through the remainder of the year, consistent with the overall economic conditions nationwide and in the markets we serve. The decrease in consumer and residential loans was partially offset by an increase in commercial real estate loans of $9.6 million, or 15.0%, to $73.4 million at September 30, 2008 compared to $63.8 million at December 31, 2007. This increase was partially offset by a decrease in commercial construction loans of $2.8 million, or 44.5%, due primarily to the loans converting to permanent financing.

Total nonperforming loans increased $194,000 at September 30, 2008 compared to December 31, 2007. Nonperforming loans at September 30, 2008 totaled $2.3 million, of which $569,000 were loans included for treatment under SOP 03-3 after the acquisition of City Savings Financial on October 12, 2007. For further information about the accounting treatment of purchased loans subject to SOP 03-3, see Note 5 of the Notes to Consolidated Financial Statements (Unaudited). Total nonperforming loans to total loans were 1.06% at September 30, 2008 compared to 0.94% at December 31, 2007. Total nonperforming assets to total assets at September 30, 2008 were 0.74% compared to 0.69% at December 31, 2007. The Bank does not, nor has it ever engaged in subprime lending or investment activities, which are defined as mortgage loans to borrowers, who do not qualify for market interest rates because of problems with their credit history.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Nonperforming Assets: The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One- to four- family (1)	$630	$186
Five or more family	—	—
Commercial (2)	475	1,061
Construction	—	—
Land	—	—

Total real estate	$1,105	$1,247
Consumer and other loans:
Home equity (3)	423	299
Commercial	338	50
Indirect automobile and other	21	28

Total consumer and other loans	782	377

Total nonaccrual loans	$1,887	$1,624

Troubled debt restructured commercial real estate	$393	$462

Total troubled debt restructured	$393	$462

Loans greater than 90 days delinquent and still accruing:
Real estate:
One- to four- family	$—	$—
Five or more family	—	—
Commercial	—	—
Construction	—	—
Land	—	—

Total real estate	$—	$—

Consumer and other loans:
Home equity	—	—
Commercial	—	—
Indirect automobile and other	—	—

Total consumer and other loans	$—	$—

Total nonperforming loans	$2,280	$2,086

Foreclosed assets:
One- to four- family	$402	$—
Five or more family	—	—
Commercial	—	268
Construction	—	150
Land	5	36
Consumer	—	—
Business assets	—	—

Total foreclosed assets	$407	$454

Total nonperforming assets	$2,687	$2,540

Ratios:
Nonperforming loans to total loans	1.06%	0.94%
Nonperforming assets to total assets	0.74%	0.69%

(1)	$346 of the September 30, 2008 nonaccrual one- to four- family loans were included for treatment under SOP 03-3 after the acquisition of City Savings Bank.
(2)	$201 of the September 30, 2008 nonaccrual commercial real estate loans were included for treatment under SOP 03-3 after the acquisition of City Savings Bank.
(3)	$22 of the September 30, 2008 nonaccrual home equity loans were included for treatment under SOP 03-3 after the acquisition of City Savings Bank.

For the nine months ending September 30, 2008, contractual gross income of $97,000 would have been recorded on non-performing loans if those loans had been current. For the year ended December 31, 2007, contractual gross income of $56,000 would have been recorded on non-performing loans if those loans had been current.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Real Estate Owned: Other real estate owned decreased $47,000, or 10.4%, to $407,000 at September 30, 2008 compared to $454,000 at December 31, 2007.

Goodwill and Other Intangible Assets: Goodwill and intangible assets were recorded during the fourth quarter of 2007 as a result of the acquisition of City Savings Financial. We will assess the carrying value of our goodwill during the fourth quarter of 2008 in order to determine if it is impaired. In reviewing the carrying value of goodwill, management assesses the recoverability by evaluating the fair value of the Company’s community banking segment, which is the Company’s only business segment. In view of the recent decline in the market value of thrift institutions generally, there can be no assurance that such testing will not result in the elimination of some or all of our goodwill. The Company’s goodwill totaled $8.4 million at September 30, 2008.

Premises and Equipment: Net premises and equipment increased $862,000, or 7.9%, to $11.8 million at September 30, 2008 compared to $10.9 million at December 31, 2007, attributable to the completion and opening of our Westville branch.

Deposits: Total deposits decreased $7.1 million, or 2.9%, to $239.1 million at September 30, 2008 compared to $246.3 million at December 31, 2007, primarily in certificates of deposit and IRA’s less than $100,000 and money market accounts. Management has continued to decrease the interest rates paid on savings and other interest-bearing deposits during 2008 in response to the overall decrease in market rates. Some of our competitors are pricing their deposits more aggressively in order to attract deposits. Management has elected to remain competitive, but has not offered what we consider to be excessive rates of interest on deposits when compared to other sources of funding, which has contributed to the decrease in deposits. This strategy may be altered if our loan demand increases substantially to warrant an increase in the deposit rates we are paying in order to attract more deposits.

Borrowed Funds: Federal Home Loan Bank of Indianapolis borrowings increased $2.3 million, or 3.4%, to $68.8 million at September 30, 2008 compared to $66.5 million at December 31, 2007. Management elected to take out a $5.0 million advance with a four year maturity early in September 2008 in anticipation of an advance that is maturing in December of 2008.

Total Shareholders’ Equity: Total shareholders’ equity decreased $984,000, or 2.1%, to $45.7 million at September 30, 2008 compared to $46.7 million at December 31, 2007. This decrease reflected a net loss of $(483,000) and an increase in accumulated other comprehensive loss, net of tax, of $(492,000), to $(716,000) at September 30, 2008 compared to $(224,000) at December 31, 2007. This increase is due to increases in the unrealized losses in the investment portfolio at September 30, 2008. The overall instability in the financial markets has continued to negatively impact the market pricing on corporate debt securities as well as mortgage backed securities and collateralized mortgage obligations that the Company held in its investment portfolio at September 30, 2008.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Comparison of Operating Results for Three Month Period Ended September 30, 2008 and September 30, 2007

Net Income: Net income for the three months ended September 30, 2008 was significantly impacted by the recent instability in the financial services industry as well as the overall general economic conditions nationwide. The Company recorded $1.5 million in other-than-temporary impairment charges related to its Freddie Mac Preferred stock and Lehman Brothers Holdings Inc. debt securities held in its portfolio as of September 30, 2008. As a result, net income for the three months ended September 30, 2008 decreased to a net loss of $1.1 million compared to $80,000 net income for the three months ended September 30, 2007. In addition to the other-than-temporary impairment charges, the Company also provided $374,000 to its provision for loan losses during the three months ended September 30, 2008, or an increase of $371,000 from the same prior year period, primarily attributable to one commercial and industrial loan acquired through the City Savings Financial acquisition. These significant decreases in net income were partially offset by a $964,000 increase in net interest income primarily as a result of the acquisition of City Savings Financial on October 12, 2007. The Company was able to increase its net interest spread from 2.35% in the third quarter of 2007 to 2.90% in the third quarter of 2008. The increase in net interest income was partially offset by a $471,000 increase in noninterest expense primarily attributable to growth resulting from the City Savings Financial acquisition.

Net Interest Income: Net interest income increased $964,000, or 59.9%, to $2.6 million for the three months ended September 30, 2008 compared to $1.6 million for the three months ended September 30, 2007. The increase is primarily attributable to the increase in average interest earning assets of $90.7 million for the three months ended September 30, 2008 compared to the same prior year period primarily as a result of the City Savings Financial acquisition. This increase was partially offset by the increase in the average interest-bearing liabilities of $86.6 million for the three months ended September 30, 2008 compared to the same prior year period also primarily attributable to the acquisition. The Company experienced a 41 basis points increase in its average net interest margin from 2.82% for the third quarter of 2007 to 3.23% for the third quarter of 2008. This increase is primarily attributable to the decrease in the average cost of interest-bearing liabilities as well as the ability to maintain the average yield on interest-earning assets. The City Savings Financial acquisition also contributed to the decrease in our overall average cost of Federal Home Loan Bank of Indianapolis advances, which decreased from 5.52% for the three months ended September 30, 2007 to 4.84% for the three months ended September 30, 2008. The long-term advances acquired from City Savings Financial had a lower average cost than the Company’s existing long-term advances. The yield on average interest-earning assets decreased by just 4 basis points in the third quarter of 2008 compared to the same prior year period, due to increase in our average loans to total average interest earning assets ratio to 67.7% for the third quarter of 2008 compared to 59.3% for the same period in 2007, primarily as a result of the mix of the City Savings Financial interest-earning assets acquired with the merger. Management expects this ratio to continue to increase in the future.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the three months ended September 30, 2008 and September 30, 2007. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended September 30,
	2008			2007
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Loans	$215,810	$3,552	6.58%	$135,290	$2,376	7.02%
Taxable securities	91,638	1,168	5.10%	78,363	957	4.88%
Tax exempt securities	5,226	50	3.83%	9,773	89	3.64%
Federal Home Loan Bank of Indianpolis stock	4,187	55	5.25%	2,661	30	4.51%
Federal funds sold and other interest-bearing deposits	2,015	9	1.79%	2,106	26	4.94%

Total interest earning assets	318,876	4,834	6.06%	228,193	3,478	6.10%
Non-interest earning assets	43,191			24,875

Total assets	$362,067			$253,068

Savings deposits	$44,323	28	0.25%	$39,677	50	0.50%
Money market and NOW accounts	35,920	88	0.98%	21,770	107	1.97%
CDs and IRAs	134,548	1,269	3.77%	96,617	1,142	4.73%

Total interest-bearing deposits	214,791	1,385	2.58%	158,064	1,299	3.29%
Borrowings	65,988	799	4.84%	41,254	569	5.52%
Subordinated debentures	5,155	76	5.90%	—	—	—

Total interest-bearing liabilities	285,934	2,260	3.16%	199,318	1,868	3.75%

Noninterest-bearing deposits	26,747			24,859
Other liabilities	3,321			2,455

Total liabilities	316,002			226,632
Shareholders’ equity	46,065			26,436

Total liabilities & shareholders’ equity	$362,067			$253,068

Net interest income		$2,574			$1,610

Net interest rate spread			2.90%			2.35%
Net interest margin			3.23%			2.82%

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest and Dividend Income: Interest and dividend income increased $1.4 million, or 39.0%, to $4.8 million for the three months ended September 30, 2008 compared to $3.5 million for the same prior year period primarily due to the increase in average interest earning assets as a result of the acquisition of City Savings Financial. The annualized yield on average interest earning assets decreased 4 basis points to 6.06% for the third quarter of 2008 compared to 6.10% in the same prior year period. The decrease is primarily due to the decrease in the prime interest rate during that time period and its impact on the yield on variable rate loans as well as the pricing on new and renewed loans. Offsetting this decrease was additional income recorded under SOP 03-3 accounting on a number of commercial and industrial loans acquired through the acquisition of City Savings Financial that paid off in the third quarter of 2008. We recorded an additional $76,000 into interest income on commercial and industrial loans and one home equity loan that paid off during the quarter, which increased the overall average yield on interest earning assets by 9 basis points for the three months ended September 30, 2008 compared to the same prior year period.

Interest income on loans, including fees, increased $1.2 million, or 49.5%, to $3.6 million for the three months ended September 30, 2008 compared to $2.4 million for the same prior year period. This is primarily attributable to the increase in the average loans due to the City Savings Financial acquisition. The annualized average yield on average loans decreased 44 basis points to 6.58% for the three months ended September 30, 2008 compared to 7.02% for the same prior year period. The impact of the SOP 03-3 income recorded in the third quarter of 2008 increased the average loan yield by approximately 14 basis points. We do not anticipate this level of SOP 03-3 income in the future. The annualized average yield on average commercial and industrial loans increased 25 basis points in the third quarter of 2008 compared to the same prior year period due to the SOP 03-3 loan income recorded. The annualized average yield on average commercial real estate decreased 196 basis points to 6.45% for the three months ended September 30, 2008 compared to 8.41% for the same prior year period, primarily due to the drop in the prime rate. The annualized average yield on average one-to-four family residential real estate loans did not materially change in the third quarter of 2008 compared to the same prior year period, primarily because the Company continues to sell the majority of the loans it originates. The annualized average yield on average consumer and other loans increased 67 basis points in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily due to the SOP 03-3 loan income recorded on a home equity loan acquired from City Savings Financial that subsequently paid off.

Interest income from taxable securities increased $211,000, or 22.0%, to $1.2 million in the three months ended September 30, 2008 compared to $957,000 for the same prior year period. This is primarily attributable to the increase in the average balance of taxable securities of $13.3 million primarily due to the City Savings Financial acquisition. The annualized average yield on taxable securities increased 22 basis points in the third quarter of 2008 compared to the third quarter of 2007, which also contributed to the increase in income. This is attributable to the higher yielding securities acquired from City Savings Financial as well as the affect of portfolio restructuring that has occurred in the last several months. Management expects income from taxable securities to be negatively affected due to the elimination of the dividend on Freddie Mac Preferred stock as well as the interest on the Lehman Brothers Holdings bond. This impact is expected to be approximately $32,000 for a three month period or $128,000 on an annualized basis. The increase in taxable securities interest income was partially offset by a decrease in interest income from tax exempt securities of $39,000, or 43.8%, primarily due to a decrease in the average balance of tax exempt securities of $4.5 million for the three months ended September 30, 2008 compared to the same prior year period. The decrease was due to the sale of a portion of our tax-free municipal securities that were reinvested into taxable securities, due to a change in the Company’s state tax planning objectives, given the tax effect of the City Savings Financial acquisition.

Dividend income on Federal Home Loan Bank of Indianapolis stock increased $25,000, or 83.3%, to $55,000 for the three months ended September 30, 2008 compared to $30,000 for the same prior year period, primarily attributable to the increase in stock acquired from the City Savings Financial acquisition, as well as an increase in the yield from the prior year period.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest income from federal funds sold and other interest-bearing deposits decreased $17,000, or 65.4%, to $9,000 for the three months ended September 30, 2008 compared to $26,000 for the same prior year period, primarily due to a decrease in the average annualized yield of 315 basis points to 1.79% for the third quarter of 2008 compared to 4.94% for the same prior year period.

Interest Expense: Interest expense increased $392,000, or 21.0%, to $2.3 million for the three months ended September 30, 2008 compared to $1.9 million for the same prior year period. This increase is primarily attributable to the increase in average interest-bearing liabilities compared to the prior year period primarily due to the acquisition of City Savings Financial. This increase was partially offset by the decrease in the annualized average cost of interest-bearing liabilities of 59 basis points, to 3.16%, for the third quarter of 2008 compared to 3.75% for the same prior year period. This is due to the continued decrease in the interest rates paid on all interest-bearing deposits, as well as the decrease in the average cost on Federal Home Loan Bank of Indianapolis advances.

The annualized average cost of savings deposits decreased 25 basis points, to 0.25%, for the third quarter of 2008 compared to 0.50% for the same prior year period, due to the overall decrease in interest rates offered. Management again recently lowered the rate being paid on savings deposits to 0.15%, which is not fully reflected in this quarter’s results. The average balance of savings deposits for the three month period ended September 30, 2008 was $44.3 million. The annualized average cost of money market and NOW accounts decreased 99 basis points, to 0.98%, for the third quarter of 2008 compared to 1.97% for the same prior year period due to the continued decline in interest rates. The annualized average cost of certificate of deposit and IRA time deposits for the third quarter of 2008 was 3.77% compared to 4.73% for the same prior year period, due to the overall decrease in interest rates offered compared to those rates on maturing deposits.

Interest expense on Federal Home Loan Bank of Indianapolis advances increased $233,000, or 41.2% for the three month period ended September 30, 2008 compared to the same prior year period, primarily due to the additional advances acquired from the City Savings Financial acquisition. Also impacting interest expense is the interest expense on the subordinated debentures acquired through the City Savings Financial acquisition. The average cost of the subordinated debentures was 5.90% for the three months ended September 30, 2008, which was not outstanding during the same prior year period. The interest rate adjusts quarterly at the rate of the three month LIBOR plus 3.10%. The interest rate as of September 30, 2008 was 6.58%.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $374,000 for the three month period ended September 30, 2008 compared to a $3,000 provision for the three months period ended September 30, 2007. Net charge-offs for the three month period ending September 30, 2008 were $106,000 compared to net charge-offs for the same prior year period of $17,000. Although total nonperforming loans as of September 30, 2008 decreased $935,000 from the previous quarter-end, management continued to increase the allowance for loan losses primarily due to one commercial and industrial loan acquired through the City Savings Financial acquisition, as well as the increased trends in classified loans, growth in commercial loans as well as the overall increased national and local economic concerns. The increase in the provision and allowance for loan losses related to the one commercial and industrial loan acquired through the City Savings Financial acquisition was deemed appropriate due to the risk of loss as a result of concerns with the documentation supporting an SBA guarantee. Management is working to pursue collection of the loan by requesting the SBA to honor their guarantee and if successful, the specific allowance allocation of $253,000 may be reversed. Such reversal may not necessarily result in a lower provision and allowance for loan losses as management anticipates further loss allocations may become necessary, if economic conditions continue to deteriorate.

The allowance for loan losses to total loans ratio increased to 0.95% at September 30, 2008 compared to 0.81% at December 31, 2007. The allowance for loan losses to nonperforming loans ratio was 89.7% at September 30, 2008 compared to 86.1% at December 31, 2007. Management’s assessment of losses that are probable and reasonably estimable at September 30, 2008 on the loans accounted for under SOP 03-3 were not included as part of the allowance for loan losses unless the loans further deteriorated since the acquisition date, but instead were accounted for under SOP 03-3. See Note 5 of the Notes to Consolidated Financial Statements (Unaudited) for further information about the accounting treatment of purchased loans subject to SOP 03-3.

Noninterest Income: Noninterest income decreased $1.3 million for the three months ended September 30, 2008 compared to the same prior year period, primarily due to the other-than-temporary impairment charges recorded in the third quarter of 2008. The Company recorded an other-than-temporary impairment charge of $1.0 million related to the Freddie Mac preferred stock issues it held in the investment portfolio at September 30, 2008. Additionally, in view of the recent bankruptcy filing of Lehman Brothers Holdings, the Company also recorded an other-than-temporary impairment charge of $480,000 with respect to the Lehman debt securities it owns. Brokerage and trust income also decreased $30,000, or 30.6%, in the three months ended September 30, 2008 compared to the same prior year period primarily due to the overall instability in the market and its negative impact on the volume of brokerage activity.

Partially offsetting the decrease in noninterest income in the third quarter of 2008 when compared to the same prior year period was a $86,000 increase in service charges on deposits as well as a $21,000 increase in ATM and debit card fees, which is primarily attributable to the increase in checking accounts as a result of the City Savings Financial acquisition. Earnings on life insurance increased $36,000 in the third quarter of 2008 as compared to the same prior year period primarily due to the additional bank owned life insurance acquired in the City Savings Financial acquisition. Net gains on mortgage banking activities increased $35,000 in the third quarter 2008 compared to the same prior year period primarily attributable to an additional loan originator working in the new markets as a result of the acquisition.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Expense: Noninterest expense increased $471,000, or 22.2%, to $2.6 million for the three months ended September 30, 2008 compared to $2.1 million for the same prior year period, primarily due to the acquisition of City Savings Financial. Salaries and employee benefits increased $178,000, or 15.5%, primarily due to the additional employees brought on through the acquisition, as well as the addition of a new commercial lender in late 2007. The Company also reversed a bonus accrual of $78,000 in the third quarter of 2008 based on the current year-to-date net income requirements of the bonus plan. Occupancy and equipment expense increased $71,000, or 17.8% for the third quarter of 2008 compared to the same prior year period primarily due to the addition of three branch locations acquired from City Saving Financial, as well as the opening of our new Westville branch in June of 2008. Increased real estate tax expense accounted for $31,000 of the increase as well as an increase in depreciation of $37,000 and an increase in utilities expense of $11,000. We did have approximately $41,000 in occupancy expenses during the third quarter of 2007 attributable to the acquisition of City Savings Financial, which included costs to upgrade our ATM services as well as furniture, fixtures and equipment costs. Data processing costs decreased $54,000 in the third quarter of 2008 compared to the same prior year period primarily due to approximately $52,000 in conversion costs related to the acquisition recorded in the third quarter of 2007. Bank examination fees increased $56,000, or 51.9%, for the three months ended September 30, 2008 compared to the same prior year period primarily due to the amount and timing of internal audit fees in the third quarter of 2008. We also have experienced an increase in examination fees due to additional audit requirements applicable for public companies. Amortization of intangibles increased $105,000 in the third quarter of 2008 as a result of the purchase accounting for the acquisition of City Savings Financial. Other expenses increased $112,000, or 41.2%, to $384,000 for the third quarter 2008, primarily due to an increase in collection expenses of $80,000 attributable to delinquent taxes paid on foreclosed properties. Legal expenses increased $24,000 in the third quarter of 2008 as a result of increased foreclosure activity as well as legal fees for ongoing public company filing reviews. Our FDIC insurance assessment was $19,000 for the three months ended September 30, 2008 compared to $5,000 for the same prior year period primarily due to the increase in deposits as a result of the acquisition. Since June 2007, our assessment has been substantially reduced by a special credit. Management believes that this credit will be substantially exhausted by year end 2008. Accordingly, our FDIC assessment could be substantially higher in future periods, see Part II, Item 1A., “Risk Factors”. Offsetting a portion of the increases was a decrease in other miscellaneous services of $44,000 in the third quarter of 2008 primarily due to $47,000 in recruitment expenses paid in the third quarter of 2007. These recruitment expenses were attributable to the hiring of the Vice President of Commercial Lending and a new commercial lender for the Porter County market.

Income Taxes: An income tax benefit of $98,000 was recorded for the three months ended September 30, 2008, compared to a benefit of $33,000 recorded for the three months ended September 30, 2007, primarily due to a decrease in income before income taxes of $1.2 million. The effective tax benefit was (8.5%) for the three months ended September 30, 2008 compared to a tax benefit of (70.2%) for the same prior year period. The effective tax benefit was significantly higher in the prior year period due to a higher level of income tax exempt income to income before income taxes. The Company was not able to record an income tax benefit on the $1.0 million other than temporary impairment charge related to the Freddie Mac preferred stock as the loss was determined to be a capital loss which can only be used by the Company to offset capital gains. However the Company anticipates recording approximately $343,000 of income tax benefit for this impairment charge in the fourth quarter of 2008 as a result of a recent change to the Internal Revenue Code changing the tax treatment of this loss from a capital loss to an ordinary loss.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Comparison of Operating Results for Nine Month Periods Ended September 30, 2008 and September 30, 2007

Net Income (Loss): Net income decreased $1.5 million, or 148.6%, to a net loss of ($483,000) for the nine months ended September 30, 2008 compared to net income of $994,000 for the nine months ended September 30, 2007. This decrease is primarily due to the $1.7 million other-than-temporary impairment charges recorded in the nine months ended September 30, 2008 as well as a decrease in net gains on securities of $630,000 from the prior year period. The other-than-temporary impairment charges related to Freddie Mac Preferred stock and Lehman Brothers Holdings debt securities held in the Company’s available for sale investment portfolio. The Company also provided $466,000 to its provision for loan losses during the nine months ended September 30, 2008, or an increase of $457,000 from the same prior year period. Noninterest expense increased $2.1 million, primarily attributable to the acquisition of City Savings Financial on October 12, 2007. There was approximately $640,000 in noninterest expenses attributable to the nonrecurring indirect expenses related to the acquisition of City Savings Financial Corporation recorded in the nine months ended September 30, 2007. The significant increase in noninterest expense was partially offset by an increase in net interest income of $2.7 million, or 55.2% for the nine months ended September 30, 2008 compared to the same prior year period. The Company’s net interest spread increased 41 basis points to 2.73% for the nine months ended September 30, 2008 compared to 2.32% for the same prior year period, primarily as a result of the acquisition of City Savings Financial as well as a continued effort to decrease the average cost of interest-bearing liabilities.

Net Interest Income: Net interest income increased $2.7 million, or 55.2%, to $7.5 million for first nine months of 2008 compared to $4.8 million for the same prior year period. This increase is primarily attributable to the increase in average interest earning assets of $94.2 million for the nine months ended September 30, 2008 compared to the same prior year period primarily as a result of the City Savings Financial acquisition. This increase was partially offset by the increase in the average interest-bearing liabilities of $90.0 million for the nine months ended September 30, 2008 compared to the same prior year period also primarily attributable to the acquisition. The yield on average interest-earning assets increased 3 basis points for the nine months ended September 30, 2008 compared to the same prior year period, primarily due to an increase in our average loans to total average interest earning assets ratio to 67.3% for the nine months period ending September 30, 2008 compared to 59.5% for the same prior year period, primarily as a result of the mix of the City Savings Financial interest-earning assets. Also contributing to increase in the yield on average interest-earning assets is the $170,000 impact of the SOP 03-3 loan income recorded in the first nine months of 2008 compared to the prior year period. The average cost of interest bearing liabilities decreased 38 basis points for the first nine months of 2008 compared to the same prior year period, primarily attributable to the overall decline in interest rates as well as a decrease in the average cost of Federal Home Loan Bank of Indianapolis advances acquired from City Savings Financial compared to the Company’s existing long-term advances at the time of the acquisition.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the nine months ended September 30, 2008 and September 30, 2007. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense.

	For the Nine Months Ended September 30,
	2008			2007
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Loans	$217,780	$10,882	6.66%	$136,340	$7,121	6.96%
Taxable securities	91,741	3,451	5.02%	77,609	2,762	4.75%
Tax exempt securities	6,007	163	3.62%	9,744	298	4.08%
Federal Home Loan Bank of Indianapolis stock	4,187	159	5.06%	2,661	93	4.66%
Federal funds sold and other interest-bearing deposits	3,793	73	2.57%	2,915	111	5.08%

Total interest earning assets	323,508	14,728	6.07%	229,269	10,385	6.04%
Non-interest earning assets	42,619			23,872

Total assets	$366,127			$253,141

Savings deposits	$43,615	93	0.28%	$38,986	146	0.50%
Money market and NOW accounts	37,396	343	1.22%	21,776	304	1.86%
CDs and IRAs	137,730	4,187	4.05%	98,724	3,471	4.69%

Total interest-bearing deposits	218,741	4,623	2.82%	159,486	3,921	3.28%
Borrowings	65,931	2,387	4.83%	40,310	1,651	5.46%
Subordinated debentures	5,155	247	6.39%	—	—	—

Total interest-bearing liabilities	289,827	7,257	3.34%	199,796	5,572	3.72%

Noninterest-bearing deposits	26,322			24,537
Other liabilities	3,056			2,167

Total liabilities	319,205			226,500
Shareholders’ equity	46,922			26,641

Total liabilities & shareholders’ equity	$366,127			$253,141

Net interest income		$7,471			$4,813

Net interest rate spread			2.73%			2.32%
Net interest margin			3.08%			2.80%

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest and Dividend Income: Interest and dividend income increased $4.3 million, or 41.8%, to $14.7 million for the nine months ended September 30, 2008 compared to $10.4 million for the nine months ended September 30, 2007, primarily due to the acquisition of City Savings Financial.

Interest income on loans, including fees, increased $3.8 million, or 52.8%, for the nine months ended September 30, 2008 compared to the same prior year period. This was primarily attributable to the increase in the average loans primarily due to the City Savings Financial acquisition. The annualized average yield on average loans decreased 30 basis points to 6.66% for the nine months ended September 30, 2008 compared to 6.96% for the same prior year period. This decrease was primarily the result of a decline in the prime rate over the prior year and its impact on the yield on variable rate loans as well as the pricing on new and renewed loans. This decrease was partially offset by additional income recorded under SOP 03-3 accounting for a number of the commercial and industrial loans and a home equity loan acquired through the acquisition of City Savings Financial that paid off during the nine months ended September 30, 2008. We recorded $82,000 in additional interest income on commercial and industrial loans and $88,000 in additional interest income on consumer loans that paid off during the nine months ended September 30, 2008, which increased the overall annualized average loan yield by approximately 10 basis points for the nine months ended September 30, 2008. The annualized average yield on commercial and industrial loans was 7.66% for the nine months ended September 30, 2008 compared to 6.92% for the same prior year period, with the increased yield primarily due to the additional SOP 03-3 loan income. The annualized average yield on commercial real estate loans decreased 166 basis points for the first nine months of 2008 compared to the same prior year period primarily due to the decrease in the prime rate. We experienced a similar decline of 184 basis points in the annualized average yield on construction loans. The annualized average yield on one-to-four family residential real estate loans remained relatively flat compared to the prior year period, primarily because the Company continues to sell the majority of the loans it originates. The annualized average yield on average consumer and other loans increased 45 basis points for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to the SOP 03-3 loan income recorded on a home equity loan acquired from City Savings Financial that subsequently paid off.

Interest income from taxable securities increased $689,000, or 24.9%, to $3.5 million for the nine months ended September 30, 2008 compared to $2.8 million for the same prior year period. This is primarily attributable to the increase in the average balance of taxable securities of $14.1 million primarily due to the City Savings Financial acquisition. The annualized average yield on taxable securities increased 27 basis points for the nine months ended September 30, 2008 compared to the same prior year period, primarily attributable to the higher yielding securities acquired from City Savings Financial as well as the affect of investment portfolio restructuring that has occurred since the acquisition. Management expects income from taxable securities to be negatively affected due to the elimination of the dividend on the Freddie Mac Preferred stock as well as the interest on the Lehman Brothers Holdings Inc. bond. This impact is expected to be approximately $128,000 on an annualized basis. The increase in taxable securities interest income was partially offset by a decrease in interest income from tax exempt securities of $135,000, or 45.3%, primarily due to a decrease in the average balance of tax exempt securities of $3.7 million for the nine months ended September 30, 2008 compared to the same prior year period. The decrease was due to the sale of a portion of our tax-free municipal securities that were reinvested into taxable securities, due to a change in the Company’s state tax planning objectives, given the tax effect of the City Savings Financial acquisition.

Dividend income on Federal Home Loan Bank of Indianapolis stock increased $66,000, or 71.0%, for the nine months ended September 30, 2008 compared to the same prior year period, primarily attributable to the increase in stock acquired from the City Savings Financial acquisition as well as an increase in the yield from the prior year period.

Interest income from federal funds sold and other interest bearing deposits decreased $38,000, or 34.2% for the nine months ended September 30, 2008 compared to the same prior year period, primarily due to a decrease in the annualized average yield of 251 basis points to 2.57% for the nine months ended September 30, 2008 compared to 5.08% for the same prior year period.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest Expense: Interest expense increased $1.7 million, or 30.2%, to $7.3 million for the nine months ended September 30, 2008 compared to $5.6 million for the same prior year period. This increase is primarily attributable to the increase in average interest bearing liabilities compared to the prior year period primarily due to the acquisition of City Savings Financial. This increase was partially offset by the decrease in the annualized average cost of interest bearing liabilities of 38 basis points, to 3.34% for the nine months ended September 30, 2008 from 3.72% for the same prior year period. This is due to the continued decrease in the interest rates paid on interest bearing deposits, as well as the decrease in the average cost of Federal Home Loan Bank of Indianapolis advances.

The annualized average cost of savings deposits decreased 22 basis points, to 0.28%, for the nine months ended September 30, 2008 compared to 0.50% for the same prior year period, primarily due to the overall decrease in interest rates offered. Management again recently lowered the rate being offered on savings deposits to 0.15%, which is not fully reflected in the year-to-date results. The annualized average cost of money market and NOW accounts decreased 64 basis points, to 1.22%, for the nine months ended September 30, 2008 compared to 1.86% for the same prior year period, primarily due to the decline in interest rates. The annualized average cost of certificates of deposit and IRA time deposits for the nine months ended September 30, 2008 was 4.05% compared to 4.69% for the same prior year period, primarily due to the overall decrease in interest rates offered compared to the interest rates on maturing deposits.

Interest expense on Federal Home Loan Bank of Indianapolis advances of $746,000, or 45.6% for the nine months ended September 30, 2008 compared to the same prior year period, primarily due to the additional advances acquired from the City Savings Financial acquisition. Also impacting interest expense is the interest expense on the subordinated debentures acquired through the acquisition. The annualized average cost of the subordinated debentures was 6.39% for the nine months ended September 30, 2008, which was not outstanding for the same prior year period. The interest rate adjusts quarterly at the rate of the three month LIBOR plus 3.10%. The interest rate as of September 30, 2008 was 6.58%.

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $466,000 for the nine month period ended September 30, 2008 compared to a $9,000 provision for the nine month period ended September 30, 2007. Net charge-offs for the nine month period ending September 30, 2008 were $218,000 compared to net charge-offs for the same prior year period of $51,000. The increase in the provision is primarily due to one commercial and industrial loan acquired through the City Savings Financial acquisition, as well as the increased trends in classified loans, growth in commercial loans as well as the overall increased national and local economic concerns. The increase in the provision and allowance for loan losses related to the one commercial and industrial loan acquired through the City Savings Financial acquisition was deemed appropriate due to the risk of loss as a result of concerns with the documentation supporting an SBA guarantee. Management is working to pursue collection of the loan by requesting the SBA to honor their guarantee and if successful, the specific allowance allocation of $253,000 may be reversed. Such reversal may not necessarily result in a lower provision and allowance for loan losses as management anticipates further loss allocations may become necessary, if economic conditions continue to deteriorate.

The allowance for loan losses to total loans ratio increased to 0.95% at September 30, 2008 compared to 0.81% at December 31, 2007. The allowance for loan losses to nonperforming loans ratio was 89.7% at September 30, 2008 compared to 86.1% at December 31, 2007. Management’s assessment of losses that are probable and reasonably estimable at September 30, 2008 on the loans accounted for under SOP 03-3 were not included as part of the allowance for loan losses unless the loans further deteriorated since the acquisition date, but instead were accounted for under SOP 03-3. See Note 5 of the Notes to Consolidated Financial Statements (Unaudited) for further information about the accounting treatment of purchased loans subject to SOP 03-3.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Income: Noninterest income decreased $1.9 million for the nine months ended September 30, 2008 compared to the same prior year period. This decrease was primarily attributable to the $1.7 million other-than-temporary impairment charges recorded as well as a decrease in net gains on securities of $630,000 for the nine months ended September 30, 2008 compared to the prior year period. For the nine months ended September 30, 2007, the Company sold the majority of its Fannie Mae and Freddie Mac preferred stock and recorded a gain of $896,000. The Company continued to hold $1.2 million in Freddie Mac preferred stock, for which we recorded approximately $1.2 million of other-than-temporary impairment charges in the first nine months of 2008. Additionally, in view of the recent bankruptcy filing of Lehman Brothers Holdings, the Company also recorded an other-than-temporary impairment charge of $480,000 with respect to the Lehman debt securities it owns. Brokerage and trust fee income also decreased $51,000, or 17.4%, in the nine months ended September 30, 2008 compared to the same prior year period primarily due to the overall instability in the market and its negative impact on the volume of brokerage activity.

Partially offsetting the decrease in noninterest income for the nine months ended September 30, 2008 when compared to the same prior year period was an increase of $150,000 in service charges on deposits as well as a $64,000 increase in ATM and debit card fees, both of which are attributable to the increase in checking accounts as a result of the City Savings Financial acquisition. Earnings on life insurance increased $104,000 for the nine months ended September 30, 2008 when compared to the same prior year period primarily due to the additional bank owned life insurance acquired in the City Savings Financial acquisition. Net gains on mortgage banking activities increased $117,000 for the nine months ended September 30, 2008 compared to the same prior year period primarily attributable to an additional loan originator working in the new markets as a result of the acquisition.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Expense: Noninterest expense increased $2.1 million, or 34.5%, to $8.0 million for the nine months ended September 30, 2008 compared to $6.0 million for the same prior year period, primarily due to the acquisition of City Savings Financial. Salaries and employee benefits increased $825,000, or 24.1%, primarily due to the additional employees brought on through the acquisition, as well as the addition of a Controller, Vice President of Commercial/Consumer Lending, and a commercial lender in the Porter County market in late 2007. The Company also did not accrue for a management bonus for the nine months ended September 30, 2008 based on the current net income requirements of the bonus plan compared to a $72,000 bonus expense for the same prior year period. Occupancy and equipment expense increased $354,000, or 33.1% for the first nine months of 2008 compared the same prior year period, primarily due to the addition of three branch locations acquired from City Savings Financial as well as our new Westville branch that opened in June of 2008. Increased real estate tax expense accounted for $122,000 of the increase as well as an increase in depreciation of $72,000 and an increase in utilities expense of $42,000, all of which are primarily attributable to the increase in branch locations. We also experienced an increase in building maintenance of $30,000 and an increase of $22,000 in building supplies also primarily due to the three City Savings branches and our new Westville branch. Data processing expense decreased $85,000, or 22.8%, in the first nine months of 2008 compared to the prior year period primarily due to the initial conversion costs from our core provider of technology during the third quarter of 2007 related to the conversion costs with the acquisition. Advertising expense increased $67,000 for the nine months ended September 30, 2008 as compared to the same prior year period, primarily attributable to the new markets we entered into as well as the additional costs incurred by the Company related to the first public company annual report. Bank examination fees increased $163,000, of which $88,000 of this increase was in the first quarter of 2008 due to additional costs attributable to our first external audit and annual SEC reporting as a public company, including a review of our purchase accounting entries. Internal audit fees have increased by approximately $74,000 attributable to the implementation of SOX 404. We also saw an increase of approximately $18,000 in the Bank’s annual Indiana Department of Financial Institutions examination fees, also attributable to the acquisition of City Savings Financial. The amortization of intangibles expense was $338,000 for the first nine months of 2008, as a result of the purchase accounting expenses that we did not incur prior to the acquisition in October 2007. Other expenses increased $393,000 primarily due to an increase in collection and OREO related expenses of $137,000 as well as an increase in legal expense of $119,000 as a result of our first annual Form 10-K review and our first annual shareholders’ meeting as well as an increase in legal work associated with loan foreclosure and collection activity. Correspondent bank charges increased $35,000 for the first nine months of 2008 compared to the same prior year period primarily attributable to an increase in the Bank’s Federal Reserve monthly charges as a result of the increase in processed items attributable to the acquisition. Our FDIC insurance assessment increased $27,000 for the first nine months of 2008 compared to the same prior year period, primarily attributable to the increase in deposits due to the acquisition. Since June 2007, our assessment has been reduced by a special credit. Management believes that this credit will be substantially exhausted by year end 2008. Accordingly, our FDIC assessment could be substantially higher in future periods depending on the premium rates set by the FDIC and the volume of our deposits for such periods. The Company’s other insurance expenses increased $26,000 in the first nine months of 2008 compared to the same prior year period also attributable to the increase in property and casualty insurance as well as an increase in the coverage limits attributable to the acquisition. Offsetting a portion of the increases was a decrease in other miscellaneous services of $32,000, primarily attributable to $47,000 in recruitment expenses paid in the first nine months of 2007. These recruitment expenses were attributable to the hiring of the Vice President of Commercial Lending and a new commercial lender for the Porter County market.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Income Taxes: Income tax expense decreased $284,000, or 92.8%, to an income tax expense of $22,000 for the nine months ended September 30, 2008 compared to income tax expense of $306,000 for the nine months ended September 30, 2007. This substantial decrease is primarily due to the decrease in income before taxes of $1.8 million. The effective tax rate was 4.8% for the nine months ended September 30, 2008 compared to 23.5% for the same prior year period. The effective tax rate was substantially lower in the current period due to a higher ratio of the total income before income taxes representing tax-exempt securities and life insurance income in the current period as a result of the overall lower level of income before income taxes. Additionally, the Company was not able to record a full income tax benefit on the $1.2 million other than temporary impairment charge related to the Freddie Mac preferred stock as the loss was determined to be a capital loss which can only be used by the Company to offset capital gains. However, the Company anticipates recording approximately $343,000 of income tax benefit for this impairment charge in the fourth quarter of 2008 as a result of a recent change to the Internal Revenue Code changing the tax treatment of this loss from a capital loss to an ordinary loss.

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

The Company’s liquid assets, defined as cash and due from financial institutions, Federal funds sold and interest-bearing time deposits in other financial institutions and market value of unpledged securities available-for-sale totaled $78.3 million at September 30, 2008 and constituted 21.6% of total assets at that date compared to $92.2 million, or 25.1%, of total assets at December 31, 2007.

The Company also maintains lines of credit with the Federal Home Loan Bank. The total of these lines of credit were $78.2 million at September 30, 2008, of which $68.8 million in Federal Home Loan Bank advances were outstanding. The Company has additional securities available to pledge as collateral in order to increase our lines of credit with the Federal Home Loan Bank. At September 30, 2008, we had $67.8 million in unpledged securities available for sale. The Company actively utilizes its borrowing capacity with the Federal Home Loan Bank to manage liquidity and to provide a funding alternative to time deposits, if the Federal Home Loan Bank’s rates and terms are more favorable. The advances from the Federal Home Loan Bank can have maturities from overnight to multiple years. At September 30, 2008, $10.5 million were due within one year and $58.3 million had maturities greater than a year.

Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios and minimum ratio requirements. Under these regulations, banks are required to maintain a total risk-based capital ratio of 8.0% of risk-weighted assets and a Tier 1 risk-based capital ratio (primarily total shareholders’ equity less intangible assets) of at least 4.0% of risk-weighted assets. The Bank had total and Tier 1 risk-based capital ratios of 17.03% and 16.16% at September 30, 2008, and was “well-capitalized” under the regulatory guidelines.

In addition, regulators have adopted a minimum leverage ratio standard for Tier 1 capital to average assets. The minimum ratio for top-rated institutions may be as low as 3%. However, regulatory agencies have stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3% minimum. As of September 30, 2008, the Bank’s leverage ratio was 10.86%. Capital levels for the Bank remain above the established regulatory capital requirements.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Recent Regulatory Updates

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the United States Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1 percent of Total Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. It is unclear how the CPP will apply to the Company in view of its mutual holding company structure. The Company is evaluating whether to apply for participation in the CPP. Participation in the program is not automatic and is subject to approval by the Treasury.

On October 14, 2008, the Federal Deposit Insurance Corporation (FDIC) announced the creation of the Temporary Liquidity Guarantee Program (TLGP) as part of a larger government effort to strengthen confidence and encourage liquidity in the nation’s banking system. All eligible institutions are automatically enrolled in the program for the first 30 days at no cost. Organizations that do not wish to participate in the TLGP must opt out by December 5, 2008. After that time, participating entities will be charged fees. This program has two components. One guarantees newly issued senior unsecured debt of the participating organizations, within a certain limit, issued between October 14, 2008 and June 30, 2009. For such debts maturing beyond June 30, 2009, the guarantee will remain in effect until June 30, 2012. An annualized fee of 75 basis points multiplied by the amount of debt issued from October 14, 2008 (and still outstanding on December 6, 2008), through June 30, 2009 will be charged. The other component provides full FDIC insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of the TLGP. The Company has decided to participate in the TLGP.

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

Proper management of the interest rate sensitivity and maturities of our assets and liabilities is required to protect and enhance our net interest margin and asset values, subject to market conditions. Interest rate sensitivity spread management is an important tool for achieving this objective and for developing ways in which to improve profitability.

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

At September 30, 2008, given a +2.00% or –2.00% shock in interest rates, our model results in the Company’s net interest income for the next twelve months changing by $302,000, or 2.97%, and $(428,000), or (4.21)%, respectively.

The Company measures its economic value of equity at risk on a quarterly basis. Economic value of equity at risk measures the Company’s exposure to changes in its economic value of equity due to changes in a forecast interest rate environment. At September 30, 2008, given a +2.00% or -2.00% shock in interest rates, our model results in the Company’s economic value of equity at risk for the next twelve months changing by (8.81)%, and (4.24)%, respectively.

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

As of September 30, 2008, there are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

As of September 30, 2008, there were no material changes to the “Risk Factors” disclosed in the Company’s Annual Report for the year ended December 31, 2007 on Form 10-K filed on March 31, 2008, except as set forth below:

Our Expenses Will Increase As A Result Of Increases In FDIC Insurance Premiums

The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution’s deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008. As a result of this reduced ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratios to its required level. The proposed rule would raise the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from 8 to 77.5 basis points of the institution’s deposits. There can be no assurance that the proposed rule will be implemented by the FDIC or implemented in its proposed form.

In addition, the Emergency Economic Stabilization Act of 2008 (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly-issued senior unsecured debt and non-interest bearing transaction accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.

These actions will significantly increase the Company’s non-interest expense in 2009 and in future years as long as the increased premiums are in place.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

PART II – OTHER INFORMATION

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaPorte Bancorp, Inc.

November 5, 2008	/s/ Lee A. Brady
Date	Lee A. Brady,
President and Chief Executive Officer

November 5, 2008	/s/ Michele M. Thompson
Date	Michele M. Thompson,
Executive Vice President and Chief Financial Officer