Form 10-K
period 2008-12-31
LaPorte Bancorp, Inc.
filed 2009-03-31
CIK 1400848

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File No. 001-33733

LaPorte Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Federal	26-1231235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

710 Indiana Avenue, LaPorte, Indiana	46350
(Address of Principal Executive Offices)	Zip Code

(219) 362-7511

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 26, 2009, there were issued and outstanding 4,635,663 shares of the Registrant’s Common Stock.

As of June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $33,003,825.

DOCUMENTS INCORPORATED BY REFERENCE

•	Proxy Statement for the 2009 Annual Meeting of Stockholders of the Registrant (Part III).

PART I

Item 1.	Business

Forward Looking Statements

This Annual Report (including information incorporated by reference) contains, and future oral and written statements of LaPorte Bancorp, Inc. (“LaPorte Bancorp” or the “Company”) and its management may contain, forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of LaPorte Bancorp. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of LaPorte Bancorp’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and LaPorte Bancorp undertakes no obligation to update any statement in light of new information or future events. By identifying these forward-looking statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

LaPorte Savings Bank, MHC

LaPorte Savings Bank, MHC is our federally-chartered mutual holding company parent. As a mutual holding company, LaPorte Savings Bank, MHC is a non-stock company. As of December 31, 2008, LaPorte Savings Bank, MHC owned 54.14% of LaPorte Bancorp’s common stock. As long as LaPorte Savings Bank, MHC exists, it is required to own a majority of the voting stock of LaPorte Bancorp and, through its board of directors, will be able to exercise voting control over most matters put to a vote of shareholders. LaPorte Savings Bank, MHC does not engage in any business activity other than owning a majority of the common stock of LaPorte Bancorp.

LaPorte Bancorp, Inc.

LaPorte Bancorp, Inc. is the federally-chartered mid-tier stock holding company formed by The LaPorte Savings Bank to be its holding company as part of its mutual holding company reorganization and initial public offering. LaPorte Bancorp owns all of The LaPorte Savings Bank’s capital stock. LaPorte Bancorp’s primary business activities, apart from owning the shares of The LaPorte Savings Bank, currently consists of loaning funds to the Laporte Savings Bank’s ESOP and investing in checking and money market accounts at The LaPorte Savings Bank. For parent only financial statements, see Note 19 of the Notes to Consolidated Financial Statements.

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

The LaPorte Savings Bank

The LaPorte Savings Bank (the “Bank”) is an Indiana-chartered savings bank that operates from eight full-service locations in LaPorte and Porter Counties, Indiana. We offer a variety of deposit and loan products as well as trust and investment services to individuals and small businesses, most of which are located in our primary market of LaPorte County, Indiana.

Our website address is www.laportesavingsbank.com. Information on our website is not and should not be considered a part of this Annual Report.

The LaPorte Savings Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in residential loans, commercial real estate loans, construction loans, home equity loans and lines of credit, commercial loans, automobile and other consumer loans as well as agency securities and mortgage-backed securities. In addition, we offer trust and brokerage services.

Mutual Holding Company Reorganization, Initial Public Offering and City Savings Bank Merger

On March 8, 2007, The LaPorte Savings Bank entered into an agreement to acquire City Savings Financial Corporation and its subsidiary City Savings Bank (“City Savings Bank Merger”) for $34.00 per share with 50% to be paid in stock and 50% to be paid in cash. To support this acquisition, The LaPorte Savings Bank reorganized into the mutual holding company form of organization and completed its initial public offering of its common stock. The mutual holding company reorganization, initial public offering and City Savings Bank Merger were completed on October 12, 2007.

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

As of February 1, 2009, LaPorte Savings Bank, MHC held 2,522,013 shares, or 54.40%, of LaPorte Bancorp’s outstanding common stock. The increase in LaPorte Savings Bank, MHC’s ownership as a percentage of outstanding shares is due to stock repurchases by LaPorte Bancorp. LaPorte Bancorp’s common stock trades on the NASDAQ Capital Market under the ticker symbol “LPSB.”

Market Area

Our primary market for both loans and deposits is currently concentrated around the areas where our full-service banking offices are located in LaPorte and Porter Counties, Indiana. The City Savings Bank Merger increased our market presence in LaPorte and Porter Counties, particularly in Michigan City, Rolling Prairie and Chesterton, Indiana.

We further increased our market presence in LaPorte County with the opening of our Westville, Indiana full-service banking office in July 2008. As of December 31, 2008, the Westville office had total deposits of $2.2 million.

Because of its location at the southern tip of Lake Michigan, LaPorte County is a major access point to the Chicago market for both rail and highway. LaPorte County is the second largest county in Indiana. The southern part of the county is rural and agricultural in nature. The northern part of the county is where LaPorte and Michigan City are located and the majority of the population is centered. The economy of LaPorte and Michigan City were once built around large manufacturing, however both have made the transition to light industry and service industry. Michigan City because of its location on Lake Michigan has seen a growth in tourism. As of June 30, 2008, The LaPorte Savings Bank had a deposit market share of approximately 18% in LaPorte County, which represented the second largest share in LaPorte County of any FDIC insured financial institution. Both land and labor costs in

LaPorte County have remained below the surrounding market areas, while the population has remained stable and historically property values have not experienced large increases. We have experienced declining property values in certain areas of LaPorte County in 2008, in particular near Lake Michigan.

Porter County to the west has seen much higher growth because of its proximity to the Chicago market. As a result of the acquisition of City Savings Financial we acquired a branch in Chesterton in Porter County. We have also acquired a site in the city of Valparaiso for a possible new branch office. As of June 30, 2008, the LaPorte Savings Bank had a deposit market share of 0.39% in Porter County.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property. During the past several years, we have increased our originations of commercial real estate loans in an effort to increase interest income and reduce our one- to four-family residential loan portfolio as a percentage of our total loans. In the future, we intend to maintain our focus on originating fixed rate one- to four-family residential loans and selling a majority of such loans. In addition, we intend to continue to seek to originate residential adjustable rate mortgages for the portfolio, subject to consumer demand. In addition, subject to market and economic conditions, we intend to continue to increase our commercial real estate lending as a percentage of our total loan portfolio. Finally, we anticipate decreasing our other loans, specifically the indirect automobile loans, due to declining profitability and pricing factors.

The volume of and risk associated with our loans are affected by general economic conditions, including the current economic recession and weakness in real estate values.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
One- to four-family	$84,706	38.10%	$93,439	42.05%	$63,973	46.72%	$69,596	49.21%	$77,562	51.65%
Five or more family	5,200	2.34	712	0.32	204	0.15	—	—	60	0.04
Commercial	65,078	29.27	59,332	26.70	35,578	25.98	33,076	23.39	26,363	17.55
Construction	7,736	3.48	11,268	5.07	2,578	1.88	2,132	1.51	6,991	4.66
Land	11,016	4.95	4,829	2.17	74	0.06	299	0.21	70	0.05

Total real estate	173,736	78.14	169,580	76.32	102,407	74.79	105,103	74.32	111,046	73.95

Consumer and other loans:
Home equity	15,579	7.01	16,996	7.65	7,303	5.33	7,844	5.55	9,228	6.14
Commercial	19,390	8.72	17,356	7.81	9,569	6.99	5,753	4.07	5,489	3.66
Automobile and other loans(1)	13,622	6.13	18,276	8.22	17,650	12.89	22,713	16.06	24,405	16.25

Total consumer and other loans	48,591	21.86	52,628	23.68	34,522	25.21	36,310	25.68	39,122	26.05

Total loans	$222,327	100.00%	$222,208	100.00%	$136,929	100.00%	$141,413	100.00%	$150,168	100.00%

Net deferred loan (fees) costs	111		86		189		228		207
Allowance for loan losses	(2,512)		(1,797)		(1,041)		(1,064)		(965)

Total loans, net	$219,926		$220,497		$136,077		$140,577		$149,410

(1)

Includes $6,041 of indirect automobile and $7,581 of direct automobile and other loans at December 31, 2008, $9,604 and $8,672 at December 31, 2007, $14,091 and $3,559 at December 31, 2006, $18,900 and $3,813 at December 31, 2005, and $19,580 and $4,825 at December 31, 2004.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2008. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family		Five or More Family		Commercial Real Estate		Commercial Non-Real Estate		Construction and Land		Consumer, Automobile and Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2009	$513	7.22%	$3,031	5.00%	$7,902	5.32%	$9,426	4.54%	$14,496	5.54%	$3,081	5.59%	$38,449	5.23%
2010	664	7.24	—	—	6,210	6.17	1,351	6.69	2,103	5.42	3,147	5.85	13,475	6.08
2011	2,008	6.92	—	—	3,215	6.55	883	6.04	87	7.38	4,208	6.54	10,401	6.58
2012 to 2013	3,700	5.58	1,712	6.18	21,014	6.16	4,796	5.86	1,164	6.27	9,143	6.07	41,529	6.06
2014 to 2018	18,335	5.82	225	5.64	11,129	5.67	2,934	7.27	686	4.98	6,632	6.17	39,941	5.93
2019 to 2023	13,293	5.93	57	6.50	8,451	6.36	—	—	59	8.00	2,591	6.77	24,451	6.17
2024 and beyond	46,193	6.30	175	6.63	7,157	6.71	—	—	157	7.01	399	8.49	54,081	6.37

Total	$84,706	6.13%	$5,200	5.49%	$65,078	6.08%	$19,390	5.50%	$18,752	5.58%	$29,201	6.18%	$222,327	6.01%

The following table sets forth the scheduled repayments of fixed- and adjustable rate loans at December 31, 2008 that are contractually due after December 31, 2009.

	Due After December 31, 2009
	Fixed	Adjustable	Total
	(In thousands)
Real Estate:
One- to four-family	$66,344	$17,849	$84,193
Five or more family	1,582	587	2,169
Commercial	20,611	36,565	57,176
Construction	—	—	—
Land	1,530	2,726	4,256

Total real estate loans	90,067	57,727	147,794

Consumer and other loans:
Home equity	3,472	10,271	13,743
Commercial	7,380	2,584	9,964
Automobile and other	12,119	258	12,377

Total consumer and other loans	22,971	13,113	36,084

Total loans	$113,038	$70,840	$183,878

One- to Four-Family Residential Loans. Historically, our primary lending activity has consisted of the origination of one- to four-family residential mortgage loans secured primarily by local properties. At December 31, 2008, approximately $84.7 million, or 38.10% of our loan portfolio, consisted of one- to four-family residential loans. The majority of the one- to four-family residential loans we originate are conventional programs but we also offer FHA loans to a lesser extent. The Bank does not, nor has it ever engaged in subprime lending or investment activities, which are defined as mortgage loans to borrowers who do not qualify for market interest rates because of problems with their credit history. Our one- to four-family residential mortgage loans are currently originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, although loans may be made with higher loan-to-value ratios at a higher interest rate to compensate for the increased credit risk. Private mortgage insurance is generally required on loans with a loan-to-value ratio in excess of 80%. Fixed-rate loans are originated for terms of 10 to 40 years. Depending on market conditions, we generally sell a majority of our fixed rate one- to four-family loans as part of our asset/liability management strategy. At December 31, 2008, our largest loan secured by one- to four-family real estate had a principal balance of approximately $914,000 and was secured by a single-family residence. This loan was performing in accordance with its repayment terms at December 31, 2008.

We also offer, to a lesser extent, adjustable rate mortgage loans with fixed terms of one, three, five, seven or ten years before converting to an annual adjustment schedule based on changes in a designated United States Treasury index. We originated $35,000 of adjustable rate one- to four-family residential loans during the year ended December 31, 2008 and $213,000 during the year ended December 31, 2007. The adjustable rate mortgage loans that we originate provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 600 basis points, and amortize over terms of up to 30 years.

Adjustable rate mortgage loans help decrease the risk associated with changes in market interest rates by periodically repricing. However, adjustable rate mortgage loans involve other risks because, as interest rates increase, the interest payments on the loan increase, which increases the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2008, $17.8 million, or 21.2%, of our one- to four-family residential loans contractually due after December 31, 2009 had adjustable rates of interest.

We acquired a substantial amount of our adjustable rate one- to four-family residential mortgage loans in connection with our acquisition of City Savings Bank in 2007. At December 31, 2008, $26.2 million of our one- to four-family residential loans were acquired from City Savings Bank, of which $15.3 million were adjustable rate loans. Most of City Savings Bank’s adjustable rate loans were originated with rates that were fixed for an initial term of five years and then adjust on an annual basis thereafter, pegged to the one-year United States Treasury index. These loans also provide for a maximum interest rate adjustment of 200 basis points over a one-year period and a maximum adjustment of 600 basis points over the life of the loan, and are amortized over terms up to 30 years.

At December 31, 2008, $449,000 of our one- to four-family residential mortgage loans were classified as non-performing. $422,000, or 94.0%, of these nonperforming loans were acquired with City Savings Bank, and all are adjustable rate loans.

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

Commercial Real Estate Loans. At December 31, 2008, $65.1 million, or 29.27% of our total loan portfolio consisted of commercial real estate loans. Our commercial real estate loans are secured by retail, industrial, warehouse, service, medical and other commercial properties. Because, on average, our commercial real estate loans have a shorter term to repricing and a higher yield than our residential loans, such loans can be a helpful asset/liability management tool.

We originate both fixed- and adjustable-rate commercial real estate loans. Our originated fixed-rate commercial real estate loans generally have initial terms of up to five years, with a balloon payment at the end of the term. Our originated adjustable-rate commercial real estate loans generally have an initial term of three- to five-years and a repricing option. Our originated commercial real estate loans generally amortize over 15 to 20 years. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. At December 31, 2008, our largest commercial real estate loan balance was $2.1 million. At December 31, 2008, this loan was performing in accordance with its repayment terms.

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

We acquired a number of commercial real estate loans as a result of the acquisition of City Savings Bank. The majority of these loans were adjustable-rate commercial real estate loans generally having terms no greater than 20 years. Acquired loans that showed evidence of credit deterioration on the date of the City Savings Bank acquisition were recorded at an allocated fair value. Since the date of acquisition we have not recorded any specific reserves related to these loans. At December 31, 2008, the balance of these loans acquired with City Savings Bank was $1.3 million. For further information about the accounting treatment of purchased loans subject to SOP 03-3, see Note 3 to Consolidated Financial Statements included in Part IV hereof.

Loans secured by commercial real estate generally are considered to present greater risk than one- to four-family residential loans. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including today’s economic crisis and declining real estate values. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate and more vulnerable to adverse economic conditions.

Set forth below is information regarding our commercial real estate loans at December 31, 2008.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Real estate development and rental	131	$18,949
Health care and social	10	5,170
Retail trade	37	6,647
Accommodation and food	36	9,129
Other services	43	5,608
Manufacturing	26	5,705
Construction	40	5,078
Other miscellaneous	55	8,792

	378	$65,078

At December 31, 2008, $3.0 million of our commercial real estate loans were classified as non-performing. $2.3 million, or 76.2%, of these loans were acquired from City Savings Bank.

During recent years, we have increased our emphasis on commercial real estate lending. We expect to continue this increased emphasis in the future, subject to market and economic conditions.

Construction and Land Loans. At December 31, 2008, $18.8 million, or 8.43%, of our total loan portfolio consisted of construction and land loans. A majority of our mortgage construction loans are for the construction of residential properties and carry fixed rates. Most of our current residential construction loan originations are structured for permanent mortgage financing once the construction is completed. At December 31, 2008, our largest residential construction loan balance was $490,000. At December 31, 2008 this loan was performing in accordance with its terms.

The majority of our current construction loans are subject to our normal underwriting procedures prior to being converted to permanent financing. Most of our current construction loans, once converted to permanent financing, repay over a thirty-year period. In addition, most of our current construction loans require only the payment of interest during the construction period. Most of our current construction loans are made in amounts of up to 80% of the lesser of the appraised value of the completed property or contract price plus value of the land improvements. Funds are disbursed based on our inspections in accordance with a schedule reflecting the completion of portions of the project.

For all construction and land loans, we utilize outside independent appraisers approved by the board. All borrowers are required to obtain title insurance. We also require fire and casualty insurance on construction loans and, where circumstances warrant, flood insurance on properties.

We also occasionally make loans to builders and developers “on speculation” to finance the construction of residential property where justified by an independent appraisal. We acquired a number of such loans in the City Savings Bank merger. Whether we are willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by a separate underwriting process. At December 31, 2008, we had construction loans with outstanding aggregate balances of $561,000 secured by one- to four-family residential property built on speculation. Given the current state of the economy and overall concerns with the construction development industry, we have significantly reduced our exposure in this type of lending and do not anticipate a change in this strategy in the near future.

We also make commercial land development and residential land loans. The growth in this area has been primarily from loans to real estate developers for the acquisition and development of one- to four-family residential developments. These loans generally have an interest-only phase during construction then convert to permanent financing. The maximum loan-to-value ratio applicable to these loans is generally 80%. At December 31, 2008, our total balance of commercial land development and residential land loans was $11.0 million, and the balance of such loans acquired with City Savings Bank was $3.8 million. At December 31, 2008, our largest commercial real estate development loan balance was $1.2 million. At December 31, 2008, this loan was performing in accordance with its terms.

We also make construction loans for commercial development projects such as multi-family, apartment and small retail and office buildings. These loans generally have an interest-only phase during construction then convert to permanent financing. Disbursements of construction loan funds are at our discretion based on the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At December 31, 2008, we had construction loans with an outstanding aggregate balance of $4.0 million and $1.6 million of undrawn commitments which were secured by multi-family residential or commercial property, $2.9 of such loans were acquired with City Savings Bank. At December 31, 2008, our largest commercial construction loan balance was $1.6 million. At December 31, 2008, this loan was performing in accordance with its terms.

We also occasionally make loans to builders and developers for the development of one- to four-family lots in our market area. We acquired a number of such loans in the City Savings Bank merger. Land loans are generally made in amounts up to a maximum loan-to-value ratio of 75% based upon an independent appraisal. When feasible, we obtain personal guarantees for our land loans.

The table below sets forth, by type of collateral property, the number and amount of our construction and land loans at December 31, 2008, all of which are secured by properties located in our market area. Loans acquired with City Savings Bank represent $1.2 million or 76.2% of the non-performing construction and land loans.

	Net Principal Balance	Non-Performing
	(Dollars in thousands)
One- to four-family construction	$3,720	$378
Commercial construction	4,016	1,210
Land	11,016	—

Total construction and land loans	$18,752	$1,588

Construction and land lending generally affords us an opportunity to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction and land lending to persons other than owner-occupants generally involve a higher level of credit risk than permanent one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects (including the current economic crisis), real estate developers and managers. In particular, today’s very slow real estate market will likely have a very significant impact on the ability of the borrower to sell the newly constructed units. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Our risk of loss on a construction or land loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project (which may fluctuate based on market demand) and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, we may be required to modify the terms of the loan. During 2008, we suffered a significant increase in our nonperforming construction loans.

Commercial Loans. At December 31, 2008, $19.4 million, or 8.72% of our total loan portfolio consisted of commercial loans, of which $1.5 million of such commercial loans were acquired in the City Savings Bank merger. Purchased loans that showed evidence as of the date of acquisition of credit deterioration since their origination were recorded at an allocated fair value.

Commercial credit is offered primarily to small business customers, usually for asset acquisition, business expansion or working capital purposes. Current term loan originations generally have a three- to five-year term with a balloon payment. Current term loan originations will not exceed 15 years without approval from the board. The maximum loan-to-value ratio of our current commercial loan originations is generally 80%. The extension of a commercial credit is based on the ability and stability of management, whether cash flows support the proposed debt repayment, earnings projections and the assumptions for such projections and the volume and marketability of any underlying collateral. At December 31, 2008, our largest commercial loan balance was $2.8 million, and secured by a trust security portfolio. At December 31, 2008, this loan was performing in accordance with its terms.

Set forth below is information regarding The LaPorte Savings Bank’s commercial business (non-real estate) loans at December 31, 2008.

Industry Type	Balance
(Dollars in thousands)
Real estate development and rental	$3,096
Health care and social	521
Retail trade	2,015
Accommodation and food	1,709
Other services	403
Manufacturing	3,926
Construction	629
Other miscellaneous	7,091

$19,390

Commercial loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself which may be highly vulnerable to changes in general economic conditions (including the current recession). Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards. At December 31, 2008, $1,535 of our commercial loans were classified as nonperforming, $972,000, or 63.3% of these nonperforming loans were acquired from City Savings Bank.

Home Equity Loans and Lines of Credit. We originate fixed and variable rate home equity loans and variable rate home equity lines of credit secured by a lien on the borrower’s residence. The home equity products we originate generally are limited to 80% of the property value less any other mortgages. The variable interest rates for home equity loans and lines of credit are determined by the Wall Street Journal prime rate and may not exceed a designated maximum over the life of the loan. We currently offer home equity loans with terms of up to 10 years with principal and interest paid monthly from the closing date. Our home equity lines of credit provide for an initial draw period of up to 10 years, and payments include principal and interest calculated based on 2% of the outstanding principal balance. We offer interest-only home equity loans up to a five year term with payments of monthly interest. At the end of the initial term, the line must be paid in full or renewed. At December 31, 2008, $15.6 million or 7.01% of our total loan portfolio consisted of home equity loans and lines of credit. At December 31, 2008, our largest home equity loan balance was $374,000. This loan was secured by a residential property and was performing in accordance with its terms.

Home equity loans acquired in connection with the City Savings Bank merger were $6.6 million at December 31, 2008, of which $4.5 million of these loans were interest only home equity loans with principal to be repaid at maturity.

Home equity lending is subject to the same risks as one-to four-family residential lending except that, since home equity loans tend to carry higher loan to value ratios and more household debt than one-to four-family loans, there is often a somewhat higher degree of credit risk, particularly in a period of economic difficulties such as is currently occurring.

At December 31, 2008, $121,000 of our home equity loans were classified as non-performing. $93,000, or 76.9%, of these loans were acquired with City Savings Bank.

Consumer and Other Loans. We offer a variety of loans that are either unsecured or secured by property other than real estate. These loans include loans secured by deposits, recreational vehicles or boats, personal and bond loans and indirect and direct automobile loans. At December 31, 2008, these consumer and other loans totaled $13.6 million, or 6.13% of the total loan portfolio. We acquired a significant portfolio of these loans in connection with the City Savings Bank merger. At December 31, 2008, we had $4.0 million of such loans acquired with the City Savings Bank merger. At December 31, 2008, $6.0 million or 2.72% of our total loan portfolio consisted of indirect automobile loans, down from $9.6 million of such loans at December 31, 2007.

The terms of our consumer and other loans vary according to the type of collateral, length of contract, and creditworthiness of the borrower. We generally will write indirect and direct automobile loans for up to 100% of the retail value for a new automobile and up to 100% of the wholesale value for a used automobile. The repayment schedule of loans covering both new and used vehicles is consistent with the expected life and normal depreciation of the vehicle. The majority of the loans for recreational vehicles and boats were originated by City Savings Bank prior to the City Savings Bank merger and were written for no more than 80% of the estimated sales price of the collateral, for a term that is consistent with its expected life and normal depreciation.

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are likely to be affected by adverse personal circumstances and the overall economy, including the current economic downturn. Furthermore, the application of various state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2008 we had $21,000 of consumer loans that were non-performing. $5,000, or 23.81%, of these loans were acquired with City Savings Bank. In view of the possible increase in the amount and scope of our consumer lending activities, there can be no assurance that delinquencies in our consumer loan portfolio will not increase in the future.

Loan Originations, Purchases and Sales. Our loan origination activities have been primarily concentrated in our local market area. New loans are generated primarily from local realtors, walk-in customers, customer referrals, and other parties with whom we do business, and from the efforts of employees and advertising. Loan applications are underwritten and processed at our main office.

From time to time, we purchase loans from third parties to supplement loan production. In particular, we may purchase loans of a type that are not available, or that are not available with as favorable terms, in our own market area. We generally use the same underwriting standards in evaluating loan purchases as we do in originating loans. During 2008, we did not purchase any additional loans from third parties. At December 31, 2008, $2.0 million, or less than 1.0% of our portfolio consisted of purchased loans. At December 31, 2008, all of our purchased loan portfolio was serviced by others.

On occasion, we sell some of our originated loans in the secondary market. We generally make decisions regarding the amount of loans we wish to sell based on interest rate and/or credit risk management considerations. For instance, we often sell participation interests in our large, multi-family and commercial real estate loans in order to diversify our risk. At December 31, 2008, we serviced $53.4 million of loans for others, the majority of which were mortgage loans serviced for Freddie Mac.

The following table shows our loan origination, sale and principal repayment activities during the periods indicated.

	Years Ended December 31,
	2008	2007
	(In thousands)
Total loans at beginning of period	$222,208	$136,929

Loans originated:
Real estate:
One- to four-family	29,310	24,488
Five or more family	5,873	—
Commercial	31,444	21,632
Construction	10,273	8,011
Land	6,825	449
Consumer and other loans:
Home equity	5,876	3,478
Commercial	14,550	11,840
Automobile and other	3,252	4,592

Total loans originated	107,403	74,490

Loans acquired through merger:
Real estate:
One- to four-family	—	38,540
Five or more family	—	518
Commercial	—	27,790
Construction	—	3,096
Land	—	4,508
Consumer and other loans:
Home equity	—	11,079
Commercial	—	5,701
Automobile and other	—	5,858

Total loans acquired	—	97,090

Loans purchased:
Real estate:
One- to four-family	—	—
Five or more family	—	—
Commercial	—	2,018
Construction	—	—
Land	—	—
Consumer and other loans:
Home equity	—	—
Commercial	—	—
Automobile and other	—	—

Total loans purchased	—	2,018

Loans sold:
Real estate:
One- to four-family	(21,883)	(13,189)
Five or more family	—	—
Commercial	—	—
Construction	—	—
Land	—	—
Consumer and other loans:
Home equity	—	—
Commercial	—	—
Automobile and other	—	—

Total loans sold	(21,883)	(13,189)

Deduct:
Principal repayments	(85,401)	(75,130)

Net loan activity	119	85,279

Total loans at end of period (excluding net deferred loan fees and costs)	$222,327	$222,208

Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One- to four- family(1)	$449	$186	$241	$215	$—
Five or more family	—	—	—	—	—
Commercial(2)	3,036	1,061	74	157	670
Construction	1,588	—	—	—	—
Land	—	—	—	—	—

Total real estate	$5,073	$1,247	$315	$372	$670
Consumer and other loans:
Home equity(3)	121	299	—	10	7
Commercial(4)	1,535	50	—	—	—
Automobile and other	21	28	5	45	1

Total consumer and other loans	1,677	377	5	55	8

Total nonaccrual loans	$6,750	$1,624	$320	$427	$678

Troubled debt restructured commercial real estate	—	$462	$517	$546	$—

Total troubled debt restructured	—	$462	$517	$546	$—

Loans greater than 90 days delinquent and still accruing:
Real estate:
One- to four- family	$—	$—	$—	$—	$657
Five or more family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	—	—

Total real estate	$—	$—	$—	$—	$657

Consumer and other loans:
Home equity	—	—	—	—	—
Commercial	—	—	—	—	—
Automobile and other	—	—	—	—	—

Total consumer and other loans	$—	$—	$—	$—	$—

Total nonperforming loans	$6,750	$2,086	$837	$973	$1,335

Foreclosed assets:
One- to four- family	$917	$—	$—	$111	$71
Five or more family	—	—	—	—	50
Commercial	—	268	453	465	—
Construction	—	150	—	—	—
Land	4	36	—	—	—
Consumer	—	—	—	—	—
Business assets	—	—	—	—	—

Total foreclosed assets	$921	$454	$453	$576	$121

Total nonperforming assets	$7,671	$2,540	$1,290	$1,549	$1,456

Ratios:
Nonperforming loans to total loans	3.04%	0.94%	0.61%	0.69%	0.89%
Nonperforming assets to total assets	2.08%	0.69%	0.48%	0.60%	0.56%

(1)	$135 and $134 of the nonaccrual one- to four-family loans at December 31, 2008 and 2007 were included for treatment under SOP 03-3 after the acquisition of City Savings Bank.
(2)	$191 and $523 of the nonaccrual commercial real estate loans at December 31, 2008 and 2007 were included for treatment under SOP 03-3 after the acquisition of City Savings Bank.
(3)	$21 of the nonaccrual home equity loans at December 31, 2008 were included for treatment under SOP 03-3 after the acquisition of City Savings Bank.
(4)	$50 of the nonaccrual commercial loans at December 31, 2007 were included for treatment under SOP 03-3 after the acquisition of City Savings Bank.

Total nonperforming loans increased $4.7 million from $2.1 million at December 31, 2007 to $6.8 million at December 31, 2008. This increase is primarily attributable to one loan relationship with a chemical manufacturing company located in Valparaiso, Indiana totaling $3.3 million at December 31, 2008, which was acquired in the acquisition of City Savings Financial in the fourth quarter of 2007. This relationship consists of one commercial real estate loan secured by the chemical manufacturing facility, one commercial construction loan secured by an addition to the chemical manufacturing facility and one commercial and industrial loan secured by the equipment within the chemical manufacturing facility. Also contributing to this increase was another commercial relationship which totaled $848,000 at December 31, 2008 and consisted of two commercial real estate loans and one commercial and industrial loan. During the first quarter of 2009, all three of these loans were paid in full. At December 31, 2008, $4.7 million of our nonperforming loans were originated by City Savings Financial prior to the acquisition in the fourth quarter of 2007.

For the years ended December 31, 2008 and 2007, contractual gross interest income of $148,000 and $56,000 would have been recorded on non-performing loans if those loans had been current. For the year ended December 31, 2006, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was insignificant.

Troubled Debt Restructurings: Our troubled debt restructurings at December 31, 2008, 2007 and 2006 consisted of one commercial loan relationship. In 2005 the loan was classified as doubtful when the borrower sold the company and the loan was renegotiated at a significantly reduced interest rate with a new borrower. As a result of the interest rate restructure the loan was discounted and reported as a troubled debt restructuring in accordance with SFAS No. 114 guidance as of December 31, 2005. This loan was a loan participation involving three other local financial institutions. City Savings Bank also held a portion of this same commercial loan in its portfolio at the time of the acquisition, however they did not classify the loan as troubled debt restructured status and instead charged down a portion of the loan in 2005. The loan had paid as agreed since the restructuring with the new borrower until November 2008. At December 31, 2008, this loan was placed in non-accrual status and is included in non-accrual commercial loans in the previous table. The remaining balance on this loan as renegotiated was $358,000 as of March 23, 2009. The value of the collateral underlying this loan is estimated to be $250,000. For the years ended December 31, 2008, 2007 and 2006, gross interest income that would have been recorded had our troubled debt restructurings been current in accordance with their original terms was $40,000, $43,000 and $58,000, respectively. For the year ended December 31, 2008, 2007 and 2006, gross interest income that was recorded related to our troubled debt restructurings totaled $16,000, $18,000 and $17,000, respectively.

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

For further information about the accounting treatment of acquired loans subject to SOP 03-3, see Note 3 of the Notes to Consolidated Financial Statements included in Part IV hereof.

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies by type and amount at December 31, 2008.

	Loans Delinquent For						Total
	30-59 Days		60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Real estate:
One- to four-family	14	$1,076	2	$118	3	$314	19	$1,508
Five or more family	1	57	—	—	—	—	1	57
Commercial	6	739	1	2,023	3	777	10	3,539
Construction	—	—	1	953	4	635	5	1,588
Land	—	—	1	111	—	—	1	111

Total real estate	21	1,872	5	3,205	10	1,726	36	6,803
Consumer and other loans:
Home equity	4	105	1	17	5	99	10	221
Commercial	2	68	4	1,075	4	491	10	1,634
Automobile and other	15	142	1	6	4	21	20	169

Total consumer and other loans	21	315	6	1,098	13	611	40	2,024

Total	42	$2,187	11	$4,303	23	$2,337	76	$8,827

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

On the basis of management’s review of its assets, at December 31, 2008, we classified approximately $5.2 million of our assets as special mention, of which $1.7 million were originated by City Savings Bank, $13.0 million as substandard, of which $8.1 million were originated by City Savings Bank, and $250,000 as doubtful all of which was originated by City Savings Bank. At December 31, 2008, none of our assets were classified as loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute nonperforming assets.

On the basis of this review of our assets, we had classified or held as special mention the following assets as of the date indicated:

	At December 31,
	2008	2007
	(In thousands)
Special mention	$5,164	$7,125
Substandard	13,023	9,929
Doubtful	250	168
Loss	—	—

Total classified and special mention assets	$18,437	$17,222

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

The Bank is subject to periodic examinations by its federal and state regulatory examiners and may be required by such regulators to recognize additions to the allowance for loan losses based on their assessment of credit information available to them at the time of their examinations. The process of assessing the adequacy of the allowance for loan losses is necessarily subjective. Further, and particularly in times of economic downturns, it is reasonably possible that future credit losses may exceed historical loss levels and may also exceed management’s current estimates of incurred credit losses inherent within the loan portfolio. As such, there can be no assurance that future charge-offs will not exceed management’s current estimate of what constitutes a reasonable allowance for loan losses.

The Company acquired a group of loans through the acquisition of City Savings Bank on October 12, 2007. Acquired loans that showed evidence of credit deterioration since their origination were recorded at an allocated fair value, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, incurred losses are recognized by an increase in the allowance for loan losses. For further information about the accounting treatment of purchased loans subject to SOP 03-3, see Note 3 of the Notes to Consolidated Financial Statements included in Part IV hereof.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$1,797	$1,041	$1,064	$965	$1,296

Charge-offs:
Real estate:
One- to four- family	(130)	—	(11)	—	(31)

Five or more family	—	—	—	—	—
Commercial	—	(8)	—	(12)	(131)
Construction	—	—	—	—	(10)
Land	—	—	—	—	—

Total real estate	(130)	(8)	(11)	(12)	(172)
Consumer and other loans:
Home equity	(35)	—	—	—	—
Commercial	(222)	—	(97)	(13)	(120)
Automobile and other	(96)	(157)	(134)	(184)	(132)

Total consumer and other loans	(353)	(157)	(231)	(197)	(252)

Total charge-offs	(483)	(165)	(242)	(209)	(424)

Recoveries:
Real estate:
One- to four- family	1	6	—	—	—
Five or more family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	6
Land	—	—	—	—	—

Total real estate	1	6	—	—	6
Consumer and other loans:
Home equity	2	1	—	—	—
Commercial	5	15	—	1	12
Automobile and other	65	59	76	92	67

Total consumer and other loans	72	75	76	93	79

Total recoveries	73	81	76	93	85

Net (charge-offs) recoveries	(410)	(84)	(166)	(116)	(339)
Provision for loan losses	1,125	64	143	215	8
Allowance acquired through merger (general reserve only)	—	776	—	—	—

Balance at end of year	$2,512	$1,797	$1,041	$1,064	$965

Ratios:
Net charge-offs to average loans outstanding	0.19%	0.05%	0.12%	0.08%	0.22%
Allowance for loan losses to nonperforming loans at end of period	37.21%	86.15%	124.37%	109.35%	72.28%
Allowance for loan losses to total loans at end of period	1.13%	0.81%	0.76%	0.75%	0.64%

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

	At December 31,
	2008			2007			2006
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate:
One- to four- family	$372	$84,706	38.10%	$124	$93,439	42.05%	$141	$63,973	46.72%
Five or more family	55	5,200	2.34	—	712	0.32	—	204.15
Commercial	933	65,078	29.27	886	59,332	26.70	373	35,578	25.98
Construction	52	7,736	3.48	80	11,268	5.07	9	2,578	1.88
Land	138	11,016	4.95	—	4,829	2.17	—	74	0.06

Total real estate	1,550	173,736	78.14	1,090	169,580	76.32	523	102,407	74.79

Consumer and other:
Home equity	86	15,579	7.01	15	16,996	7.65	9	7,303	5.33
Commercial	747	19,390	8.72	357	17,356	7.81	283	9,569	6.99
Automobile and other	129	13,622	6.13	335	18,276	8.22	226	17,650	12.89

Total consumer and other	962	48,591	21.86	707	52,628	23.68	518	34,522	25.21

Total loans (excluding net deferred loan fees and costs)	$2,512	$222,327	100.00%	$1,797	$222,208	100.00%	$1,041	$136,929	100.00%

	At December 31,
	2005			2004
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate:
One- to four- family	$129	$69,596	49.21%	$142	$77,562	51.65%
Five or more family	—	—	—	—	60	0.04
Commercial	366	33,076	23.39	348	26,363	17.55
Construction	8	2,132	1.51	5	6,991	4.66
Land	—	299	0.21	—	70	0.05

Total real estate	503	105,103	74.32	495	111,046	73.95

Consumer and other:
Home equity	25	7,844	5.55	26	9,228	6.14
Commercial	125	5,753	4.07	103	5,489	3.66
Automobile and other	411	22,713	16.06	341	24,405	16.25

Total consumer and other	561	36,310	25.68	470	39,122	26.05

Total loans	$1,064	$141,413	100.00%	$965	$150,168	100.00%

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

We have retained an independent financial institution to provide us with portfolio accounting services, including a monthly portfolio performance analysis of our securities portfolio. These reports, together with another third party review provided quarterly, are reviewed by management in making investment decisions. The Asset/Liability Management Committee and the Board review a summary of these reports on a monthly basis. It should be noted that we use this financial institution along with other third party brokers to effect security purchases and sales.

Until July 30, 2008, a significant portion of our investment securities were held by our subsidiary LPSB Investments Ltd., Cayman (“LPSB Ltd.”). LPSB Ltd., a wholly-owned subsidiary of The LaPorte Savings Bank, began operations in 2002 when The LaPorte Savings Bank received approval from the Federal Deposit Insurance Corporation to form the subsidiary in the Cayman Islands. Because LPSB Ltd. is located in the Grand Cayman Islands, the earnings attributable on such securities are not taxable to us for Indiana state income tax purposes. Investment decisions with respect to LPSB Ltd. were made by its Board of Directors which consisted of Paul Fenker, Jerry Mayes and Lee A. Brady, all of whom are members of our Board, as well as Andrew Johnson, who was a dual-employee of LPSB Ltd. and Wilmington Trust. In general, the directors of LPSB Ltd. utilized investment guidelines similar to ours. On July 30, 2008 the securities held and managed by LPSB Ltd. were transferred to the Bank. Due to the substantial state income tax net operating loss carry forward brought over from City Savings Bank, in addition to the operating costs of maintaining the subsidiary, management made the decision to dissolve LPSB Ltd. LPSB Ltd. was deemed to be dissolved on March 17, 2009.

Our current investment policy generally permits security investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank of Indianapolis (federal agency securities). Securities in these categories are generally classified as “securities available-for-sale” for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. The aggregate of all mortgage-backed securities may not exceed 75% of the overall investment portfolio, and the aggregate total of any one mortgage-backed issuer is limited to 75% of the aggregate mortgage-backed securities portfolio. We may also invest in Collateralized Mortgage Obligations (“CMOs”), Real Estate Mortgage Investment Conduits (“REMICs”) and other mortgage-related products, although such products are limited to 75% of the overall investment portfolio. In addition, we may invest in commercial paper, corporate debt, asset-backed securities and municipal securities. We acquired various investment securities from City Savings Bank, all of which complied with our investment policy.

Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable rate securities, which may have a longer term to maturity. We have retained an independent financial institution to provide us with portfolio accounting services, including a monthly portfolio performance analysis of our securities portfolio. These reports, together with another third party review provided quarterly, are reviewed by management in making investment decisions. The emphasis of this approach is to increase overall investment security yields while managing interest rate risk. As of December 31, 2008, we held no asset-backed securities, and other equity securities consisted almost exclusively of securities issued by Freddie Mac.

SFAS No. 115 requires that, at the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale are reported at fair value, while securities held-to-maturity are reported at amortized cost. Some of our securities are callable by the issuer or contain other features of financial engineering. Although these securities may have a yield somewhat higher than the yield of similar securities without such features, these securities are subject to the risk that they may be redeemed by the issuer prior to maturing in the event general interest rates decline. At December 31, 2008, we had $14.5 million of securities which were subject to redemption by the issuer prior to their stated maturity.

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

Collateralized Mortgage Obligations are also backed by mortgages; however, they differ from mortgage-backed securities because the principal and interest payments of the underlying mortgages are financially engineered to be paid to the security holders of pre-determined classes or tranches of these securities at a faster or slower pace. The receipt of these principal and interest payments, which depends on the proposed average life for each class, is contingent on a prepayment speed assumption assigned to the underlying mortgages. Variances between the assumed payment speed and actual payments can significantly alter the average lives of such securities. To quantify and mitigate this risk, we undertake a high level of payment analysis before purchasing these securities. We invest in CMO classes or tranches in which the payments on the underlying mortgages are passed along at a pace fast enough to provide an average life of two to four years with no change in market interest rates. At December 31, 2008, our CMO portfolio had a fair value of $25.6 million.

We hold Federal Home Loan Bank of Indianapolis common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Indianapolis advance program. There is no trading market for the Federal Home Loan Bank of Indianapolis stock. The aggregate carrying value of our Federal Home Loan Bank of Indianapolis stock as of December 31, 2008 was $4.2 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the Federal Home Loan Bank of Indianapolis stock represents its carrying value. However, in light of the current economic downturn, there can be no assurance that the value of such securities will not decline in the future. We owned shares of Federal Home Loan Bank of Indianapolis stock at December 31, 2008 with a par value that was $154,692 more than we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances. We are required to purchase additional stock if our outstanding advances increase.

We review equity and debt securities with significant declines in fair value on a periodic basis to determine whether they should be considered temporarily or other than temporarily impaired. In making these determinations, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) The LaPorte Savings Bank’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. For fixed maturity investments with unrealized losses due to interest rates where we have the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary. If a decline in the fair value of a security is determined to be other than temporary, we are required to reduce the carrying value of the security to its fair value and record a non-cash impairment charge for the amount of the decline, net of tax effect, against our current income. On September 7, 2008, the Federal Housing Finance Agency placed Fannie Mae and Freddie Mac in conservatorship. As a result, the Company recorded an other-than-temporary impairment charge of $1.2 million related to the Freddie Mac preferred stock issues it held in the investment portfolio at September 30, 2008, At December 31, 2008, these securities were carried at $10,000, or less than 1% of the original par value. In addition, due to the bankruptcy filing of Lehman Brothers Holdings, during the third quarter of 2008 the Company recorded an other-than-temporary impairment charge of $480,000, or 100% of its carrying value, with respect to the Lehman debt securities it owns. Our investment securities portfolio contains unrealized losses of securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government, privately held collateralized mortgage obligations, corporate debt securities and debt obligations of states or political subdivisions.

All of our securities are classified as available for sale. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
U.S. Treasury and federal agency	$10,855	$11,035	$29,633	$30,001	$41,896	$41,551
State and municipal	6,293	6,200	9,361	9,272	10,574	10,484
Mortgage-backed securities	51,928	52,958	37,482	37,529	11,751	11,528
Government agency sponsored collateralized mortgage obligations	17,718	17,711	16,921	16,288	18,682	18,125
Privately held collateralized mortgage obligations	8,024	7,888	1,748	1,716	2,183	2,125
Corporate debt securities	6,042	5,649	—	—	—	—
Fannie Mae and Freddie Mac preferred stock	10	10	1,242	1,242	3,800	4,725

Total securities available-for-sale	$100,870	$101,451	$96,387	$96,048	$88,886	$88,538

At December 31, 2008, we had no investments in a single entity (other than United States government or agency sponsored securities) that had an aggregate book value in excess of 10% of our shareholders’ equity.

The composition and contractual maturities of the investment securities portfolio at December 31, 2008 are summarized in the following table. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. In addition, under the structure of some of our CMOs, the short- and intermediate-tranche interests have repayment priority over the longer term tranches of the same underlying mortgage pool. Finally, some of our U.S. Treasury and other securities are callable at the option of the issuer.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury and federal agency	$—	—%	$2,499	5.33%	$4,378	4.64%	$3,978	5.25%	$10,855	$11,035	5.02%
State and municipal	—	—	873	3.37	1,837	4.16	3,583	4.23	6,293	6,200	4.09
Mortgage-backed securities	—	—	1,914	4.31	4,055	4.69	45,959	5.31	51,928	52,958	5.22
Government agency sponsored collateralized mortgage obligations	—	—	—	—	604	4.13	17,114	4.48	17,718	17,711	4.47
Privately held collateralized mortgage obligations	—	—	—	—	1,209	4.63	6,815	5.35	8,024	7,888	5.24
Corporate debt securities	537	8.66	1,500	5.17	4,005	4.85	—	—	6,042	5,649	5.27
Fannie Mae and Freddie Mac preferred stock	—	—	—	—	—	—	10	—	10	10	—

Total securities available-for-sale	$537	8.66%	$6,786	4.75%	$16,088	4.63%	$77,459	5.08%	$100,870	$101,451	5.00%

The following table shows our mortgage-backed securities and collateralized mortgage obligations purchase, sale and repayment activity during the periods indicated:

	For the years ended December 31,
	2008	2007
	(In thousands)
Total at beginning of period	$56,151	$32,616
Purchases of:
Mortgage-backed securities	24,374	28,383
Government agency sponsored collateralized mortgage obligations	3,531	1,472
Privately held collateralized mortgage obligations	6,755	—
Deduct:
Principal repayments	(10,544)	(6,320)
Sales of:
Mortgage-backed securities	(2,597)	—
Collateralized mortgage obligations	—	—

Net activity	21,519	23,535

Total at end of period	$77,670	$56,151

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

At December 31, 2008, our deposits totaled $234.8 million. Interest-bearing NOW, regular and other savings and money market deposits totaled $79.6 million at December 31, 2008. At December 31, 2008, we had a total of $127.6 million in certificates of deposit and individual retirement accounts. Non-interest bearing demand deposits totaled $27.6 million. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits as they are more difficult to retain than core deposits. At December 31, 2008, we held no brokered certificates of deposits. Brokered certificates of deposits are purchased only through pre-approved brokers.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2008			2007			2006
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance		Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$27,584	11.75%	—%	$28,148	11.43%	—%	$47,810	(1)	23.69%	—%
Money market/NOW accounts	36,812	15.68	0.79	37,089	15.06	2.15	20,427		10.12	1.75
Regular savings	42,775	18.21	0.15	43,754	17.77	0.51	39,350		19.49	0.50

Total transaction accounts	107,171	45.64	0.33	108,991	44.26	0.94	107,587		53.30	0.52

CDs and IRAs	127,643	54.36	3.62	137,280	55.74	4.63	94,272		46.70	4.65

Total deposits	$234,814	100.00%	2.12%	$246,271	100.00%	3.00%	$201,859		100.00%	2.45%

(1)	Included $21.0 million of temporary public funds.

The following table sets forth the amount and maturities of time certificates and IRA deposits at December 31, 2008.

	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than 2.00%	$4,339	$1,777	$176	$—	$6,292	4.93%
2.00% - 2.99%	18,584	331	10,024	461	29,400	23.03
3.00% - 3.99%	16,987	7,142	10,139	1,555	35,823	28.07
4.00% - 4.99%	10,326	25,492	2,827	863	39,508	30.95
5.00% - 5.99%	6,912	6,471	330	2,811	16,524	12.95
6.00% - 6.99%	17	6	53	—	76	0.06
7.00% - 7.99%	—	—	3	—	3	0.00
8.00% and over	—	—	14	3	17	0.01

Total	$57,165	$41,219	$23,566	$5,693	$127,643	100.00%

As of December 31, 2008, the aggregate amount of our outstanding time certificates and IRA deposits in amounts greater than or equal to $100,000 was approximately $30.3 million. The following table sets forth the maturity of these certificates as of December 31, 2008.

At December 31, 2008
(In thousands)
Three months or less	$2,843
Over three months through six months	3,686
Over six months through one year	7,093
Over one year	16,682

Total	$30,304

The following table sets forth our deposit activities for the periods indicated.

	Years Ended December 31,
	2008	2007
	(In thousands)
Beginning balance	$246,271	$201,859
Deposits acquired through merger	—	84,080
Net deposits (withdrawals) before interest credited	(16,495)	(46,410)
Interest credited	5,038	6,742

Net increase (decrease) in deposits	(11,457)	44,412

Ending balance	$234,814	$246,271

The following table sets forth the time certificates and IRA deposits in The LaPorte Savings Bank classified by interest rate as of the dates indicated.

	At December 31,
	2008	2007
	(In thousands)
Interest Rate
Less than 2.00%	$6,292	$—
2.00% - 2.99%	29,400	120
3.00% - 3.99%	35,823	20,712
4.00% - 4.99%	39,508	58,955
5.00% - 5.99%	16,524	56,921
6.00% - 6.99%	76	90
7.00% - 7.99%	3	3
8.00% and over	17	479

Total	$127,643	$137,280

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

Our borrowings at December 31, 2008 consisted of advances and overnight borrowings from the Federal Home Loan Bank of Indianapolis and overnight borrowings from the Federal Reserve Bank discount window. At December 31, 2008, we had access to additional Federal Home Loan Bank advances of up to $3.0 million and access to additional overnight borrowings of up to $4.8 million at the Federal Reserve Bank discount window. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

FHLB Advances

	At or For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Balance at end of period	$78,728	$66,516	$36,500
Average balance during period	67,153	43,866	45,733
Maximum outstanding at any month end	78,728	66,516	50,000

Weighted average interest rate at end of period	4.08%	4.74%	5.42%
Average interest rate during period	4.80%	5.41%	5.07%

FRB Discount Window

	At or For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Balance at end of period	$650	—	—
Average balance during period	2	—	—
Maximum outstanding at any month end	650	—	—

Weighted average interest rate at end of period	0.50%	—	—
Average interest rate during period	0.50%	—	—

In 2007, LaPorte Bancorp, Inc. assumed subordinated debentures as a result of the City Savings Financial acquisition. In 2003, City Savings Financial formed the City Savings Bank Statutory Trust I (the “Trust”) and the trust issued 5,000 floating Trust Preferred Securities with a liquidation amount of $1,000 per preferred Security in a private placement to an offshore entity for an aggregate offering price of $5,000,000. The proceeds of the $5,000,000 were used by the Trust to purchase $5,155,000 in Floating Rate Subordinated Debentures from City Savings Financial Corporation. The Debentures and Securities have a term of 30 years and carry an interest rate adjusted quarterly of three month LIBOR plus 3.10%. At December 31, 2008, this rate was 4.57%.

In addition, during February 2009, the Bank issued a $5 million note due February 15, 2012 under the FDIC Temporary Debt Guarantee Program. The note bears an interest rate of 2.74% in addition to the 100 basis point FDIC guarantee fee paid by the Bank. All legal and placement fees associated with this transaction were capitalized as debt issuance costs and will be amortized to interest expense over the repayment period.

Competition

We face significant competition in both originating loans and attracting deposits. LaPorte County, Indiana has a significant concentration of financial institutions, many of which are significantly larger than us and have greater financial resources than we do. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, leasing companies, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from nondepository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

We seek to meet this competition by the convenience of our branch locations, emphasizing personalized banking and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within local communities by focusing our marketing and community involvement on the specific needs of our local communities. As of June 30, 2008, The LaPorte Savings Bank had the 2nd largest deposit market share in LaPorte County, Indiana. As of June 30, 2008, The LaPorte Savings Bank had the 12th largest deposit market share in Porter County, Indiana. We do not rely on any individual, group, or entity for a material portion of our deposits.

Employees

As of December 31, 2008, we had 105 full-time employees and 11 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Subsidiary Activities

The LaPorte Savings Bank currently has no subsidiaries. LPSB Investments, Ltd., Cayman, which formerly managed a portion of our investment portfolio until July 30, 2008 when the securities were transferred to the Bank, was deemed to be dissolved on March 17, 2009.

SUPERVISION AND REGULATION

General

The LaPorte Savings Bank is examined and supervised by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors. These regulators are not, however, generally charged with protecting the interests of shareholders of LaPorte Bancorp. Under this system of state and federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The LaPorte Savings Bank also is a member of and owns stock in the Federal Home Loan Bank of Indianapolis, which is one of the twelve regional banks in the Federal Home Loan Bank System. The LaPorte Savings Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of The LaPorte Savings Bank’s mortgage documents.

Certain regulatory requirements applicable to The LaPorte Savings Bank and LaPorte Bancorp are referred to below or appear elsewhere in this Form 10-K. The regulatory discussion, however, does not purport to be an exhaustive treatment of applicable laws and regulations and is qualified in its entirety be reference to the actual statutes and regulations. Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Indiana Department of Financial Institutions or Congress, could have a material adverse impact on LaPorte Bancorp and The LaPorte Savings Bank, and their operations.

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

Branching and Interstate Banking. The establishment of branches by The LaPorte Savings Bank is subject to approval of the Indiana Department of Financial Institutions and Federal Deposit Insurance Corporation and geographic limits established by state laws. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) facilitates the interstate expansion and consolidation of banking organizations by permitting, among other things, (i) bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home state regardless of whether such acquisitions are authorized under the law of the host state, (ii) the interstate merger of banks, subject to the right of individual states to “opt out” of this authority, and (iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state.

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

U.S. Treasury’s TARP Capital Purchase Program. On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008, which provides the United States Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock (or, in the case of S-Corporations, investment in debt securities) by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of 1 percent of Total Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion. Participation in the program is not automatic and is subject to approval by the Treasury.

Prior to the November 14, 2008 deadline for CPP applications, LaPorte Bancorp and LaPorte Savings Bank, MHC submitted a nonbinding application to receive an investment of up to $4 million. Treasury has not yet provided the terms for CPP participation by companies in the mutual holding company structure. By filing the application before the deadline, the board preserved the option to participate and was able to carefully consider the pros and cons of participating in the program. Since the application was filed, the board of directors has determined that the additional CPP funds will not be needed based on our current capital and anticipated capital needs. On March 24, 2009, the board of directors directed that the application be withdrawn, and on March 26, 2009, the CPP application was withdrawn.

On February 10, 2009, Treasury announced its Capital Assistance Program (“CAP”) under which Treasury will make capital available to financial institutions through Treasury’s purchase of cumulative mandatorily convertible preferred stock. The preferred shares will mandatorily convert to common stock after seven years. Prior to that time, the preferred shares are convertible in whole or in part at the option of the institution, subject to the approval of the institution’s primary federal regulator. The minimum investment is an amount equal to 1% of risk-weighted assets and the maximum is an amount equal to 2% of risk-weighted assets. Institutions may receive additional capital to the extent such funds are used to redeem preferred shares issued in the CPP, effectively exchanging the CAP convertible preferred stock for the preferred stock sold under the CPP.

As with the CPP, Treasury has not yet provided the terms for CAP participation by companies in the mutual holding company structure. The deadline for applying to participate in the CAP is May 25, 2009. LaPorte Bancorp currently does not intend to apply for a CAP investment.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. ARRA is intended to provide a stimulus to the U.S. economy in the wake of the current economic downturn. The new law includes additional corporate governance requirements and limitations on executive compensation for financial institutions that receive an investment from Treasury.

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

Federal Deposit Insurance. The LaPorte Savings Bank is a member of the Deposit Insurance Fund (“DIF”), which is administered by the Federal Deposit Insurance Corporation (“FDIC”). Deposit accounts in The LaPorte Savings Bank are insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the Emergency Economic Stabilization Act of 2008 increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2009. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until December 31, 2009. The LaPorte Savings Bank has opted to participate in the FDIC’s Temporary Liquidity Guarantee Program. See “–FDIC Temporary Liquidity Guarantee Program” below.

The FDIC imposes an assessment on all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. On December 22, 2008, the FDIC published a final rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009. On February 27, 2009, the FDIC issued a final rule that revises the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter. Under the new rule, the FDIC will first establish an institution’s initial base assessment rate. This initial base assessment rate will range, depending on the risk category of the institution, from 12 to 45 basis points. The FDIC will then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate will be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate will range from 7 to 77.5 basis points of the institution’s deposits. Additionally, the FDIC issued an interim rule that will impose a special 20 basis points assessment on June 30, 2009, which will be collected on September 30, 2009. Later, the FDIC reduced this special assessment to 10 basis points, subject to congressional action. Under the interim rule, additional special assessments could be imposed.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2008, the annualized FICO assessment was equal to 1.10 basis points on domestic deposits maintained at an institution.

FDIC Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program (“TLGP”). This program has two components. One guarantees newly issued senior unsecured debt of the participating organizations, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. The Company has opted to participate in this component of the TLGP, and on February 11, 2009, it issued approximately $5 million of FDIC guaranteed debt due in February 2012.

The other component of the program provides full FDIC insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the TLGP. The Company has opted to participate in this component of the TLGP.

Federal Home Loan Bank System. The LaPorte Savings Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. As a member, The LaPorte Savings Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advance from the Federal Home Loan Bank. At December 31, 2008, The LaPorte Savings Bank was in compliance with this requirement The Federal Home Loan Bank of Indianapolis deferred the declaration of the fourth quarter dividend, normally paid in January 2009 The dividend was deferred because of the need to finalize the review of the Federal Home

Loan Bank of Indianapolis’ private label mortgage backed securities for other-than-temporary impairment. On February 20, 2009 the Federal Home Loan Bank of Indianapolis did announce the declaration of the fourth quarter 2008 dividend. The dividend declared on the stock was 4.00%, a decrease from 4.75% for the previous quarter. In the February 20, 2009 letter to its members, the Federal Home Loan Bank of Indianapolis indicated that they determined that none of its private-label mortgage backed securities were other-than-temporarily impaired as of December 31, 2008. Should the decision be made to suspend dividend payments on the Federal Home Loan Bank of Indianapolis stock at some point in the future, this would have a negative impact on the Company’s earnings. Based on the most recent quarter’s dividend, a suspension of the dividend would cause a reduction in pretax income of approximately $168,000 in 2009.

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

The current economic crisis coupled with turmoil and uncertainty in the financial markets may adversely impact us and our ability to successfully execute our business plan.

The current economic crisis is adversely impacting the financial condition of the households and businesses comprising our loan customers. Such a deteriorating financial condition could arise from loss of employment or business revenue exacerbated by a reduction in the value of real estate collateralizing our customers’ loans. As a consequence, we may experience an increase in nonperforming loans which will negatively impact earnings through reduced collections of interest income coupled with possible increases in the provision for loan losses, charge offs and foreclosure costs. Our ability to originate new loans in accordance with our business plan goals and objectives may also be diminished as a result of these same factors.

Moreover, the general level of uncertainty and volatility in the marketplace has greatly diminished the sources of funding readily available to many large financial institutions. Consequently, such institutions are placing greater emphasis on their retail deposit channel to attract funding thereby placing upward pressure on retail deposit rates in the marketplace. As a result, despite the recent reduction in overall market interest rates, our cost of deposits may remain stable or increase while our yield on earning assets is reduced. This condition would reduce our net interest spread and margin and our earnings in future periods.

Finally, although the Federal government has initiated a number of programs designed to both stimulate the economy as well stabilize the real estate and banking sectors, it is unclear how effective they will be over the short- and long-term. Also, it is unclear what long-term effects these initiatives will have on our operations.

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

Our liabilities generally have shorter maturities than our assets. This imbalance can create significant earnings volatility as market interest rates change. In periods of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities, resulting in a decline in our net interest income. In periods of declining interest rates, our net interest income is generally positively affected although such positive effects may be reduced or eliminated by prepayments of loans and redemptions of callable securities. In addition, when long-term interest rates are not significantly higher than short-term rates thus creating a “flat” yield curve, the Company’s interest rate spread will decrease thus reducing net interest income. Finally, federal initiatives designed to reduce mortgage interest spreads may reduce our loan income without a corresponding reduction in funding costs, thus decreasing our spreads. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. As December 31, 2008, the fair value of our securities classified as available for sale totalled $101.5 million. Unrealized net gains on available-for-sale securities totalled $581,000 at December 31, 2008 and are reported, net of tax, as a separate component of shareholder’s equity. However, a rise in interest rates could cause a decrease in the fair value of securities available for sale in future periods which would have an adverse effect on shareholder’s equity.

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

We have increased our commercial real estate loan originations, which increases the risk in our loan portfolio.

In order to enhance the yield and shorten the term-to-maturity of our loan portfolio, we have expanded our commercial real estate lending during recent years. In addition, we acquired a significant portfolio of such loans in the City Savings Bank merger in 2007. Commercial real estate lending has increased as a percentage of our total loan portfolio from 18.5% at December 31, 2002 to 29.27% at December 31, 2008.

Given their larger balances and the complexity of the underlying collateral, commercial real estate loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. In addition, our commercial real estate loan portfolio is not as seasoned as the loan portfolios of some of our competitors. In light of the current dramatic weakness in the real estate market and economy, we may begin to experience higher levels of nonperforming loans and provisions for loan losses.

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

We are subject to extensive regulation, supervision and examination by the Federal Deposit Insurance Corporation, as insurer of our deposits, and by the Indiana Department of Financial Institutions as our primary regulator. LaPorte Savings Bank, MHC and LaPorte Bancorp are subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of The LaPorte Savings Bank rather than for holders of LaPorte Bancorp common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. In light of the current economic downturn and banking concerns, we expect that Congress and the regulatory agencies will implement new restrictions and reporting requirements on our activities and operations. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations including complains costs.

Stock price may be volatile due to limited trading volume.

LaPorte Bancorp, Inc.’s common stock is traded on the NASDAQ Capital Market System. However, the average daily trading volume in the Stock Company’s common stock has been relatively small, averaging less than approximately 5,633 shares per day during the month of December 2008. Our trading volume may be even lower in 2009 as we terminated our stock repurchase program effective February 27, 2009. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

Public stockholders own a minority of LaPorte Bancorp, Inc.’s common stock and will not be able to exercise voting control over most matters put to a vote of stockholders.

LaPorte Bancorp, Inc.’s holding company, LaPorte Savings Bank, MHC owns approximately 54.14% of its common stock, as of December 31, 2008. Directors and executive officers own or control approximately 2.89% of the common stock. The same directors and executive officers that manage LaPorte Bancorp, Inc., also manage LaPorte Savings Bank, MHC. Public stockholders who are not associated with the MHC or LaPorte Bancorp, Inc. own approximately 42.97% of the common stock. The Board of Directors of LaPorte Savings Bank, MHC will be able to exercise voting control over most matters put to a vote of stockholders because the MHC owns a majority of LaPorte Bancorp, Inc.’s common stock. For example, LaPorte Savings Bank, MHC may exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares or to approve employee benefit plans.

We could potentially recognize goodwill impairment charges.

In connection with our acquisition of City Savings Financial, we recorded goodwill equaling $8.4 million. Pursuant to the provisions of SFAS No. 142, LaPorte Bancorp annually measures the fair value of its investment in The LaPorte Savings Bank to determine that such fair value equals or exceeds the carrying value of its investment, including goodwill. If the fair value of our investment in The LaPorte Savings Bank does not equal or exceed its carrying value, we will be required to record goodwill impairment charges which may adversely affect future earnings. The fair value of a banking franchise can fluctuate downward based on a number of factors that are beyond management’s control, (e.g. adverse trends in the general economy or interest rates). Based on the timing of the City Savings Financial acquisition in the fourth quarter of 2007, the first annual impairment review was performed in the fourth quarter of 2008. As a result of impairment testing performed as of September 30, 2008, no impairment charge was recorded by the Company. There can be no assurance that our banking franchise value will not decline in the future to a level necessitating goodwill impairment charges to operations that could be material to our results of operations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

As of December 31, 2008, the net book value of our properties was $9.8 million. The following is a list of our offices:

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office (including land):
710 Indiana Avenue La Porte, Indiana 46350	Owned	1916	57,000	$3,368

Full Service Branches: (including land)
6959 W. Johnson Road La Porte, Indiana 46350	Owned	1987	3,500	338

301 Boyd Blvd. La Porte, Indiana 46350	Owned	1997	4,000	1,190

1222 W. State Road #2 La Porte, Indiana 46350	Owned	1999	2,200	414

2000 Franklin Street Michigan City, Indiana 46360	Owned	2007	5,589	837

851 Indian Boundary Road Chesterton, Indiana 46304	Owned	2007	7,475	1,240

101 Michigan Street Rolling Prairie, Indiana 46371	Owned	2007	1,850	104

1 Parkman Drive Westville, Indiana 46390	Owned	2006	4,000	1,465

Lots Owned:
1201 E. Lincolnway Valparaiso, Indiana 46383	Owned	2006	N/A	375

Cleveland Crossing Michigan City, Indiana 46360	Owned	2007	N/A	506

The net book value of our furniture, fixtures and equipment (including computer software) at December 31, 2008 was $1.9 million.

Item 3.	Legal Proceedings

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

Our shares of common stock are traded on the Nasdaq Capital Market under the symbol “LPSB”. The approximate number of holders of record of LaPorte Bancorp, Inc.’s common stock as of December 31, 2008 was 732. Certain shares of LaPorte Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for LaPorte Bancorp, Inc.’s common stock for each quarter since trading commenced on October 15, 2007. The following information was provided by the Nasdaq Stock Market.

	High	Low	Dividends
2007(1)
Quarter ended December 31, 2007	$9.15	$6.62	$—

2008
Quarter ended March 31, 2008	7.77	6.35	—
Quarter ended June 30, 2008	7.43	6.20	—
Quarter ended September 30, 2008	8.30	5.90	—
Quarter ended December 31, 2008	7.00	4.55	—

(1)	LaPorte Bancorp’s common stock began trading on the Nasdaq Capital Market on October 15, 2007.

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

The available sources of funds for the payment of a cash dividend in the future are interest and principal payments with respect to LaPorte Bancorp, Inc.’s loan to the Employee Stock Ownership Plan, and dividends from LaPorte Savings Bank.

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

LaPorte Bancorp is generally not subject to regulatory restrictions on the payment of dividends. However, if we choose to participate in the Treasury’s CPP program, our ability to pay dividends to our stockholders will be restricted. See “Supervision and Regulation — Savings Bank Regulation — U.S. Treasury’s TARP Capital Purchase Program.

In addition, our ability to pay dividends largely depends upon dividends we receive from The LaPorte Savings Bank, which are subject to regulatory restrictions on dividends. Applicable regulations limit dividends and other distributions from The LaPorte Savings Bank to us. See Item 1 Business – Supervision and Regulation Dividend Limitations. In addition, The LaPorte Savings Bank may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with the offering. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

At December 31, 2008, there were no compensation plans under which equity securities of LaPorte Bancorp, Inc. were authorized for issuance other than the Employee Stock Ownership Plan.

The following table presents a summary of the Company’s share repurchases during the quarter ended December 31, 2008.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1- October 31	—	$—	—	—
November 1- November 30	50,000	6.40	50,000	0
December 1- December 31	75,000	6.05	75,000	0

Total	125,000	$6.19	125,000	0

(1)	On November 13, 2008, the Board of Directors authorized a stock repurchase program pursuant to which the Company would repurchase, in the open market and in privately negotiated transactions, up to 50,000 of its common shares. On November 26, 2008, the Board of Directors authorized a stock repurchase program pursuant to which the Company would repurchase, in the open market and in privately negotiated transactions, up to 60,000 of its common shares. On December 23, 2008, the Board of Directors authorized a stock repurchase program pursuant to which the Company would repurchase, in the open market and in privately negotiated transactions, up to 55,000 of its common shares. On February 26, 2009, the Board of Directors terminated this program after 37,500 shares had been repurchased at a weighted average cost of $5.41 per share.

Item 6.	Selected Financial Data

The following information is derived from the audited consolidated financial statements of LaPorte Bancorp, Inc. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of LaPorte Bancorp, Inc. and related notes included elsewhere in this Annual Report.

	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Selected Financial Condition Data:

Total assets	$368,558	$367,260	$266,472	$256,861	$261,535
Cash and cash equivalents	5,628	9,937	21,047	8,664	8,472
Investment securities	101,451	96,048	88,538	85,996	83,429
Federal Home Loan Bank stock	4,206	4,187	2,661	2,773	2,716
Loans held for sale	124	—	—	707	602
Loans, net	219,926	220,497	136,077	140,577	149,410
Deposits	234,814	246,271	201,859	182,348	186,793
Federal Home Loan Bank of Indianapolis advances and other long-term borrowings	83,883	71,671	36,500	48,500	49,500
Short-term borrowings	650	—	—	—	—
Shareholders’ equity	46,142	46,705	26,386	24,542	24,108

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Interest and dividend income	$19,357	$15,244	$13,585	$12,412	$11,839
Interest expense	9,432	8,135	6,945	6,021	6,049

Net interest income	9,925	7,109	6,640	6,391	5,790
Provision for loan losses	1,125	64	143	215	8

Net interest income after provision for loan losses	8,800	7,045	6,497	6,176	5,782
Noninterest income	879	2,857	1,956	1,890	110
Noninterest expense	10,621	8,917	7,093	7,102	6,782

Income (loss) before income taxes	(942)	985	1,360	964	(890)
Income tax expense (benefit)	(542)	268	243	73	(650)

Net income (loss)	$(400)	$717	$1,117	$891	$(240)

	At or For the Years Ended December 31,
	2008	2007	2006	2005	2004
Selected Financial Ratios and Other Data:
Performance Ratios:

Return on assets (ratio of net income (loss) to average total assets)	(0.11)%	0.26%	0.43%	0.34%	(0.09)%
Return on equity (ratio of net income (loss) to average equity)	(0.86)%	2.32%	4.44%	3.62%	(1.00)%
Interest rate spread (1)	2.74%	2.39%	2.44%	2.35%	2.14%
Net interest margin (2)	3.08%	2.86%	2.85%	2.68%	2.47%
Efficiency ratio (3)	98.31%	89.47%	82.52%	85.76%	114.95%
Noninterest expense to average total assets	2.91%	3.22%	2.76%	2.72%	2.65%
Average interest-earning assets to average interest-bearing liabilities	111.72%	114.57%	113.56%	113.11%	112.86%
Loans to deposits	94.68%	90.23%	67.83%	77.55%	80.39%

Asset Quality Ratios:

Nonperforming assets to total assets	2.08%	0.69%	0.48%	0.60%	0.56%
Nonperforming loans to total loans	3.04%	0.94%	0.61%	0.69%	0.89%
Allowance for loan losses to nonperforming loans	37.21%	86.15%	124.37%	109.35%	72.28%
Allowance for loan losses to total loans	1.13%	0.81%	0.76%	0.75%	0.64%

Capital Ratios:

Average equity to average assets	12.75%	11.19%	9.78%	9.43%	9.36%
Equity to total assets at end of period	12.52%	12.72%	9.90%	9.55%	9.22%
Total capital to risk-weighted assets (4)	16.5%	17.5%	17.7%	17.0%	16.3%
Tier 1 capital to risk-weighted assets (4)	15.4%	16.7%	17.0%	16.2%	15.7%
Tier 1 capital to average assets (4)	10.4%	11.6%	10.2%	9.8%	9.5%

Other Data:

Number of full service offices	8	7	4	4	4

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	Represents net interest income as a percent of average interest-earning assets for the period.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income. The efficiency ratio presented above includes other than temporary impairment losses on investments totaling $1,711, $228, $0, $0 and $1,486 for 2008 through 2004, respectively. The efficiency ratio excluding these losses would be 84.87%, 87.47%, 82.52%, 85.76% and 91.82% for 2008 through 2004.
(4)	Represents capital ratios of The LaPorte Savings Bank.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our results of operations depend mainly on our net interest income, which is the difference between the interest income earned on our loan and investment portfolios and interest expense paid on our deposits and borrowed funds. Results of operations are also affected by fee income from banking operations, provisions for loan losses, gains (losses) on sales and other than temporary impairment charges of loans and securities and other miscellaneous income. Our noninterest expenses consist primarily of salaries and employee benefits, occupancy and equipment, data processing, advertising, bank examination fees, amortization of intangibles, general administrative expenses, deposit insurance fees and income tax expense (benefit). Our results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect our financial condition and results of operations. See “Item 1A. Risk Factors.”

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

A loan is impaired with specific allowance amounts allocated, if applicable, in accordance with SFAS. No. 114 when full payment under the loan terms is not expected. Loans included for analysis for potential impairment under SFAS No. 114 are all commercial and commercial real estate loans classified by The LaPorte Savings Bank as Substandard, Doubtful or Loss. Such loans are analyzed to determine if specific allowance allocations are required under either the fair value of collateral method, for all collateral dependent loans, or using the present value of estimated future cash flows method, using the loan’s existing interest rate as the discount factor. Other factors considered in the potential specific allowance allocation measurement are the timing and reliability of collateral appraisals or other collateral valuation sources, the confidence in The LaPorte Savings Bank’s lien on the collateral, historical losses on similar loans, and any other factors known to management at the time of the measurement that may affect the valuation. Based on management’s consideration of these factors for each individual loan that is reviewed for potential impairment, a specific allowance allocation is assigned to the loan, if applicable, and such allocations are periodically monitored and adjusted as appropriate

Non-specific general allowance amounts are allocated in accordance with SFAS No. 5. Loans included for analysis under SFAS No. 5 are all other loans not considered in the specific allowance allocation analysis under SFAS No. 114 described above. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly they are not separately identified for impairment disclosures. A minimum and maximum allowance allocation estimate is determined for each general loan category or loan pool based on the current three year historical average annual loss ratios as well as consideration of significant recent changes in annual historical loss ratios, classified loan trends by category, delinquency ratios and inherent risk factors attributable to current local and national economic conditions.

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

The Bank is subject to periodic examinations by its federal and state regulatory examiners and may be required by such regulators to recognize additions to the allowance for loan losses based on their assessment of credit information available to them at the time of their examinations. The process of assessing the adequacy of the allowance for loan losses is necessarily subjective. Further, and particularly in times of economic downturns, it is reasonably possible that future credit losses may exceed historical loss levels and may also exceed management’s current estimates of incurred credit losses inherent within the loan portfolio. As such, there can be no assurance that future charge-offs will not exceed management’s current estimate of what constitutes a reasonable allowance for loan losses.

The Company acquired a group of loans through the acquisition of City Savings Financial Corporation on October 12, 2007. Purchased loans that showed evidence of credit deterioration since their origination were recorded at an allocated fair value, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, incurred losses are recognized by an increase in the allowance for loan losses. For further information about the accounting treatment of purchased loans subject to SOP 03-3, see Note 3 of the Notes to Consolidated Financial Statements included in Part IV hereof.

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

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial condition or results of operations.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Valuation of Goodwill and Other Intangible Assets. We assess the carrying value of our goodwill at least annually in order to determine if this intangible asset is impaired. In reviewing the carrying value of our goodwill, we assess the recoverability of such assets by evaluating the fair value of the related business unit. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized for the amount of the excess and the carrying value of goodwill is reduced accordingly. Any impairment would be required to be recorded during the period identified.

Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At December 31, 2008, the Company had core deposit intangibles of $1.3 million subject to amortization and $8.4 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets arising from the acquisition of City Savings Financial in 2007. SFAS No. 142 requires an annual evaluation of goodwill for potential impairment using various estimates and assumptions. The Company became a publicly traded entity in October 2007 and due to the deteriorating financial environment that began at that time, the Company’s common stock has traded below book value since origination. The market price of the Company’s common stock at the close of business on December 31, 2008 was $5.25 per common share, compared to a book value of $9.91 per common share. Management believes the lower market price in relation to book value of the Company’s common stock is due to the overall decline in the financial industry sector and is not specific to the Company. Further, the Company engaged an independent third party specialist to perform an impairment test of its goodwill. The evaluation included three approaches:

1) income approach using a discounted cash flow analysis based on earnings capacity, 2) comparable sales transactions approach and 3) control premium price to book value ratios. Approaches 2 and 3 used median results from 50 bank sale transactions that occurred during 2007 and 2008. The selling banks ranged in size from $107 million to $976 million. The impairment test was performed as of September 30, 2008 and resulted in an implied fair value for the Company sufficiently above the book value of its common stock to support the carrying value of goodwill.

Based on the annual evaluation performed as of September 30, 2008 and completed in January 2009, management determined that the fair value of the reporting unit, which is defined as the Company as a whole, exceeded the carrying value of the goodwill, based on the opinion of the independent third party specialist that a control premium would be paid by a potential acquirer, such that the Company’s sale price per common share would exceed its book value per common share. Accordingly, no goodwill impairment was recognized in 2008. As the Company’s stock price per common share is currently less than its book value per common share, it is reasonably possible that management may conclude that goodwill, totaling $8.4 million at December 31, 2008, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

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

Business Strategy

Our business strategy is to enhance operations by:

•

Increasing Commercial Real Estate Lending. In order to increase the yield of and reduce the term to repricing of our loan portfolio, we have increased our originations and, to a lesser extent, purchases of commercial real estate loans. However, we may limit the growth of such lending over the next several quarters until economic conditions begin to improve.

•

Maintaining Our Status As An Independent Community Oriented Institution. We intend to use our customers’ connections and our knowledge of our local community to enhance our status as an independent community financial institution.

•

Managed Growth. We believe that it can be helpful to increase our loans and deposits, if possible, in order to help cover the costs of operating in a highly competitive and regulated marketplace. Our acquisition of City Savings Financial was a part of this effort. In the future, we will continue, subject to market and economic conditions, to explore ways to grow our franchise both through internal growth and external acquisitions.

•

Maintaining the Quality of our Loan Portfolio. Maintaining the quality of our loan portfolio is a key factor in managing our operations, particularly during a period of economic downturn. We will continue to use customary risk management techniques, such as independent internal and external loan reviews, portfolio credit analysis and field inspections of collateral in overseeing the performance of our loan portfolio.

•

Managing Interest Rate Risk. We believe that it is difficult to achieve satisfactory levels of profitability in the financial services industry without assuming some level of interest rate risk. However, we believe that such risk must be carefully managed to avoid undue exposure to changes in interest rates. Accordingly, we seek to manage to the extent practical our interest rate risk.

We believe that these strategies will guide our investment of the net proceeds of the 2007 stock offering. We intend to continue to pursue our business strategy after the reorganization and the offering, subject to changes necessitated by future market conditions and other factors.

Comparison of Financial Condition At December 31, 2008 and December 31, 2007

General: Total assets increased $1.3 million, or 0.4%, to $368.6 million at December 31, 2008 from $367.3 million at December 31, 2007. The increase was primarily due to an increase in securities available-for-sale of $5.4 million, or 5.6%, offset by a decrease in cash and due from financial institutions of $4.3 million, or 43.4%. The continued competitive pressure on deposit interest rates contributed to an increase in Federal Home Loan Bank advances of $12.2 million and a decrease in total deposits of $11.5 million as of December 31, 2008.

Investment Securities: Securities available-for-sale increased $5.4 million, or 5.6%, to $101.5 million at December 31, 2008 from $96.0 million at December 31, 2007 funded primarily by a decrease in cash and due from financial institutions of $4.3 million and a decrease in net loans receivable of $571,000. During 2008, the Company recorded other-than-temporary impairment charges of $1.2 million related to the Freddie Mac preferred stock issues it held in the investment portfolio. At December 31, 2008 these securities are carried at $10,400. In 2008 the Company also recorded an other-than-temporary impairment charge of $480,000, or 100% of its carrying value, with respect to a Lehman Brothers Holdings bond it held. At December 31, 2008, the Company held $5.6 million in corporate debt securities, all of which are considered investment grade securities.

Net Loans: There was no material change in the balance of net loans at December 31, 2008 compared to December 31, 2007; however the Company did experience a change in composition of its loan portfolio.

Commercial business loans increased $2.0 million, or 11.7%, to $19.4 million at December 31, 2008 from $17.4 million at December 31, 2007. This increase is primarily attributable to an increase in loans to states and political subdivisions of $4.4 million to $4.6 million at December 31, 2008 compared to $218,000 at December 31, 2007. These loans are primarily short term tax anticipation warrants issued by local schools and cities. This increase was partially offset by a decrease in commercial and industrial loans of $2.3 million.

One- to four-family residential loans decreased $8.7 million, or 9.3%, to $84.7 million at December 31, 2008 compared to $93.4 million at December 31, 2007. The Bank has continued to sell the majority of its fixed rate one- to four-family residential real estate loans originated, which along with repayment and refinance activity accounted for the decrease. Residential construction loans decreased $3.0 million, or 44.5%, to $3.7 million at December 31, 2008 compared to $6.7 million at December 31, 2007, primarily attributable to the slowdown in new home construction in the markets we serve.

Commercial real estate loans increased $5.7 million, or 9.7%, to $65.1 million at December 31, 2008 compared to $59.3 million at December 31, 2007 primarily attributable to an increase in loan demand in the new markets served as a result of the City Savings Financial Corporation acquisition on October 12, 2007. Commercial construction loans decreased $551,000, or 12.1%, to $4.0 million at December 31, 2008 from $4.6 million at December 31, 2007, primarily due to the lack of demand during the current economic challenges.

Consumer and home equity loans, including indirect automobile loans, decreased $6.1 million, or 17.2%, to $29.2 million at December 31, 2008 compared to $35.3 million at December 31, 2007. This decrease is primarily attributable to a decrease of $3.6 million in indirect automobile loans, attributable to the pricing changes management implemented over the last several years in order to decrease the Bank’s exposure in this type of lending. The indirect automobile loan portfolio was at $6.0 million at December 31, 2008 compared to $9.6 million at December 31, 2007, and management expects to see this portfolio continue to decline in the future. Home equity lines of credit and loans also decreased at December 31, 2008 by $1.4 million at December 31, 2008 compared to December 31, 2007 due to the lack of demand at this time. Management elected to change the loan to value requirements on home equity loans and lines of credit in the third quarter of 2008 to a maximum of 80% from a maximum of 90%, due to the current conditions in the housing market. The Bank has an interest rate floor on its outstanding variable rate home equity lines of credit of 4.00%.

The allowance for loan losses balance increased $715,000, or 39.8%, to $2.5 million at December 31, 2008 compared to $1.8 million at December 31, 2007, primarily attributable to the increase in nonperforming loans and a $326,000 increase in net charge-offs from $84,000 for 2007 to $410,000 for 2008. Total nonperforming loans increased $4.7 million, to $6.7 million at December 31, 2008 compared to $2.1 million at December 31, 2007. This increase in nonperforming loans is primarily attributable to one loan relationship totaling $3.3 million, acquired in the acquisition of City Savings Financial. Total nonperforming loans to total loans were 3.04% at December 31, 2008 compared to 0.94% at December 31, 2007. Total nonperforming assets to total assets at December 31, 2008 were 2.08% compared to 0.69% at December 31, 2007. Other real estate owned increased $467,000, or 102.9%, to $921,000 at December 31, 2008 compared to $454,000 at December 31, 2007. This increase is primarily attributable to loans acquired through the City Savings Financial acquisition that subsequently were taken into other real estate.

Mortgage servicing rights decreased $83,000, or 20.1%, to $329,000 at December 31, 2008 compared to $412,000 at December 31, 2007, primarily due to a valuation allowance of $42,000 established in the fourth quarter of 2008. This valuation allowance is a result of the increase in mortgage refinance activity as well as the overall cost of collection and foreclosure costs associated with the serviced loan portfolio built into the assumptions used in a third party valuation. Management expects that the value of its mortgage servicing rights may continue to decline based on the current housing market conditions and the potential acceleration of loan prepayments and potential increase in loan charge-offs.

Goodwill and Other Intangible Assets: The Company’s goodwill totaled $8.4 million at December 31, 2008 and December 31, 2007. Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets (as amended), requires goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. Based on the timing of the City Savings Financial acquisition in the fourth quarter of 2007, the first annual impairment review of the $8.4 million of goodwill previously recorded was performed in the fourth quarter of 2008. As a result of impairment testing performed, no impairment charge was recorded by the Company.

The fair value of goodwill was estimated using a number of measurement methods. These included the application of various metrics from bank sale transactions for institutions comparable to LaPorte Bancorp, Inc., including the application of market-derived multiples of tangible book value and earnings, as well as estimations of the present value of future cash flows. Based on this evaluation completed in January 2009, management determined that the fair value of the reporting unit, which is defined as the Company as a whole, exceeded the carrying value of the goodwill, based on the opinion of an independent third party specialist that a control premium would be paid by a potential acquirer, such that the sale price per common share of the Company would exceed its book value per common share. Accordingly, no goodwill impairment was recognized in 2008. As the Company’s stock price per common share is currently less than its book value per common share, it is reasonably possible that management may conclude that goodwill, totaling $8.4 million at December 31, 2008, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

Premises and Equipment: Net premises and equipment increased $800,000, or 7.3%, to $11.7 million at December 31, 2008 compared to $10.9 million at December 31, 2007, primarily attributable to the completion and opening of the Bank’s retail branch in Westville, Indiana.

Deposits: Total deposits decreased $11.5 million, or 4.7%, to $234.8 million at December 31, 2008 from $246.3 million at December 31, 2007, with the decrease primarily in certificate of deposits and IRAs and passbook savings. Management continued to decrease interest rates offered throughout 2008 on savings and other interest-bearing deposits in response to the overall decrease in market interest rates. Some of our competition has priced their deposits more aggressively in order to attract deposits. Management has elected to remain competitive, but has not offered what we consider to be excessive rates of interest on deposits when compared to other sources of funding, which has contributed to the decrease in deposits. If commercial loan demand continues to increase, this strategy may be altered in order to attract deposits.

Borrowed Funds: Federal Home Loan Bank of Indianapolis borrowings increased $12.2 million, or 18.4%, to $78.7 million at December 31, 2008 from $66.5 million at December 31, 2007. The increase is primarily attributable to replenishing our funding sources due to the decrease in deposits and the lower cost of funding for Federal Home Loan Bank advances when compared to deposits.

Total Shareholders’ Equity: Total shareholders’ equity decreased $563,000, or 1.2%, to $46.1 million at December 31, 2008 compared to $46.7 million at December 31, 2007 primarily attributable to a net loss of $400,000 for 2008 and purchases of $774,000 of treasury stock during the fourth quarter of 2008. These decreases were partially offset by a decrease of $607,000 in accumulated other comprehensive loss, net of tax from a loss of $224,000 at December 31, 2007 to income of $383,000 at December 31, 2008. The decrease in accumulated other comprehensive loss, net of tax, of $607,000 was primarily due to the decrease in interest rates during 2008 and its positive impact on the market values on securities held in the Company’s available for sale investment portfolio at December 31, 2008. In the last quarter of 2008, the Company participated in a stock buyback program in which it purchased $774,000 or 125,000 shares of its common stock, now held as treasury stock.

Comparison of Operating Results For The Years Ended December 31, 2008 and December 31, 2007

Net Income (Loss): Net income decreased $1.1 million, to a net loss of $400,000, for the year ended December 31, 2008, from net income of $717,000 for the year ended December 31, 2007. This decrease is primarily attributable to a $1.5 million increase in other-than-temporary impairment charges recorded in 2008 compared to 2007, a $1.1 million increase in the provision for loan losses for 2008 compared to 2007, a $1.7 million increase in noninterest expense for 2008 as compared to 2007, as well as a decrease in net gains on securities of $633,000 from the prior year. These reductions in earnings were partially offset by a $2.8 million increase in net interest income and a $810,000 decrease in tax expense for 2008 as compared to 2007. These changes are explained in the following discussion.

Net Interest Income: Net interest income increased $2.8 million to $9.9 million for the year ended December 31 2008 from $7.1 million for the year ended December 31, 2007. This increase is primarily attributable to the increase in average interest-earning assets of $74.3 million for 2008 compared to 2007, primarily a result of the City Savings Financial acquisition in the fourth quarter of 2007. This increase was partially offset by the increase in average interest-bearing liabilities of $72.1 million for the year ended December 31, 2008 compared to the prior year. Net interest spread increased 35 basis points from 2.39% for 2007 to 2.74% for 2008, primarily due to the overall decline in interest rates as well as a decrease in the average cost of Federal Home Loan Bank of Indianapolis advances acquired from City Savings Financial compared to the Company’s existing long-term advances at the time of the acquisition. The yield on average interest-earning assets decreased 14 basis points from 6.14% for 2007 to 6.00% for 2008, primarily attributable to the decline in interest rates. Partially offsetting the effects of the decline in interest rates was an increase in the average loans to total average interest-earning assets ratio to 67.3% for the year ended December 31, 2008 compared to 62.1% for the prior year, primarily a result of the mix of the City Savings Bank interest-earning assets.

Interest and Dividend Income: Interest and dividend income increased $4.1 million, or 27.0%, to $19.4 million for the year ended December 31, 2008 from $15.2 million for the year ended December 31, 2007. This increase is primarily attributable to the acquisition of City Savings Financial.

Interest income on loans, including fees, increased $3.4 million, or 31.6%, for the year ended December 31, 2008 compared to the prior year, primarily due to the increase in average loans from the City Savings Financial acquisition in the fourth quarter of 2007. Offsetting this increase in income on loans is a decrease in the annualized average loan yield of 45 basis points from 7.00% for 2007 to 6.55% for 2008. This decrease was primarily the result of a decline in the prime rate over the prior year and its impact on the yield on variable rate loans as well as the pricing on new and renewed loans. This decrease was partially offset by additional income recorded in 2008 under SOP 03-3 for the accounting for a number of commercial and industrial loans and a home equity loan acquired through the acquisition of City Savings Financial that paid off during the year ended December 31, 2008. We recorded $59,000 in additional income on commercial and industrial loans and $91,000 in additional interest income on consumer and home equity loans that paid off during the year ended December 31, 2008, which increased the overall annualized average loan yield by 7 basis points for the year ended December 31, 2008.

Interest income from taxable securities increased $871,000, or 23.1%, to $4.6 million for the year ended December 31, 2008 compared to $3.8 million for the year ended December 31, 2007. This increase is primarily due to the increase in the average balance of taxable securities of $13.2 million for the year ended December 31, 2008 as compared to 2007 attributable to the City Savings Financial acquisition in the fourth quarter of 2007. The annualized average yield on taxable securities increased 26 basis points from 4.80% for 2007 to 5.06% for 2008, primarily due to the higher yielding securities acquired with City Savings Financial in the fourth quarter of 2007 as well as the affect of investment portfolio restructuring that occurred after the acquisition. This increase was partially offset by the elimination of the dividend on the Freddie Mac Preferred stock as well as the interest on Lehman Brothers Holdings Inc. bonds that were written down in 2008 due to other than temporary impairment. The annualized impact on interest income from this lost income is expected to be a reduction of approximately $128,000. We experienced a decrease in interest income from tax-exempt securities of $171,000, or 44.6%, primarily due to a decrease in the average balance of tax exempt securities of $3.9 million for the year ended December 31, 2008 as compared to 2007. The decrease was primarily due to the sale of a portion of tax-free municipal securities during 2008 that were reinvested into taxable securities during 2008, due to a change in the Company’s state tax planning objectives, given the tax effect of the City Savings Financial acquisition.

Dividend income of Federal Home Loan Bank of Indianapolis stock increased $68,000, or 48.2%, for the year ended December 31, 2008 compared to the prior year, primarily attributable to the increase in stock acquired in the City Savings Financial acquisition in the fourth quarter of 2007 as well as an increase of 27 basis points in the annualized average yield from 4.72% for 2007 to 4.99% for 2008. The Federal Home Loan Bank of Indianapolis decreased the dividend paid in the fourth quarter of 2008 to 4.75% from 5.25% in the previous quarter. The Federal Home Loan Bank of Indianapolis deferred the declaration of the fourth quarter dividend, normally paid in January 2009. The decision was deferred because of the need to finalize the review of the Federal Home Loan Bank of Indianapolis’ private label mortgage backed securities for other-than-temporary impairment. On February 20, 2009 the Federal Home Loan Bank of Indianapolis (FHLBI) did announce the declaration of the fourth quarter 2008 dividend. The dividend declared on the stock was 4.00%, a decrease from 4.75% for the previous quarter. In the February 20, 2009 letter to its members, the FHLBI indicated that they determined that none of its private-label mortgage backed securities were other-than-temporarily impaired as of December 31, 2008. Should the decision be made to suspend dividend payments on the Federal Home Loan Bank of

Indianapolis stock at some point in the future, it would have a negative impact on the Company’s earnings. Based on the most recent quarter’s dividend rate of 4.00%, dividend income would be decreased by approximately $168,000. Interest income from federal funds sold and other interest bearing deposits decreased $71,000, or 48.0%, for the year ended December 31, 2008 compared to the prior year, primarily due to a decrease in the annualized average yield of 300 basis points from 5.00% for 2007 to 2.00% for 2008.

Interest Expense: Interest expense increased $1.3 million, or 15.9%, to $9.4 million for 2008 compared to $8.1 million for 2007. This increase is primarily attributable to the increase of $72.1 million in average interest earning liabilities for 2008 compared to 2007 primarily due to the acquisition of City Savings Bank in the fourth quarter of 2007. This increase was partially offset by a decrease in the annualized average cost of interest bearing liabilities of 49 basis points, to 3.26% for 2008 from 3.75% for 2007. This decrease is due to the continued decrease in interest rates paid on interest-bearing deposits as well as the decrease in the average cost of Federal Home Loan Bank of Indianapolis advances and subordinated debentures for 2008 compared to 2007.

The annualized average cost of savings deposits decreased 26 basis points, to 0.25%, for 2008 compared to 0.51% for 2007, primarily due to management’s decision to decrease interest rates offered during 2008. In the third quarter of 2008 the interest rates being offered on savings deposits was lowered to 0.15%, which is not fully reflected in the 2008 annual results. The annualized average cost of money market and NOW accounts decreased 86 basis points from 1.98% for 2007 to 1.12% for 2008, primarily due to the decline in market interest rates during 2008. The annualized average cost of certificates of deposits and IRA time deposits for the year ended December 31, 2008 decreased 70 basis points to 3.94% for 2008 from 4.64% for 2007, primarily due to the overall decrease in interest rates offered for new or renewed deposits during 2008 compared to the interest rates on maturing deposits. Management does not expect to see a significant continued decrease on the annualized average cost of certificates of deposit and IRAs in the next year.

Interest expense on Federal Home Loan Bank of Indianapolis advances increased $872,000, or 37.1%, for 2008 compared to 2007, primarily due to the additional advances acquired in the City Savings Bank acquisition in the fourth quarter of 2007. The average balance on advances also increased for the year ended December 31, 2008 due to the lower cost of funding on these advances compared to deposits. Interest expense on subordinated debentures increased $237,000 for 2008 compared to 2007, primarily attributable to the City Savings Bank acquisition in the fourth quarter of 2007. The average cost of the subordinated debentures was 6.38% for 2008 compared to 8.35% for 2007. The interest rate adjusts quarterly at the rate of the three month libor plus 3.10%. The subordinated debentures bore an interest rate of 4.57% as of December 31, 2008 compared to 7.96% at December 31, 2007.

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $1.1 million for 2008 compared to a $64,000 for 2007. Net charge-offs for the same periods were $410,000 and $84,000, respectively. The increase in the provision for loan losses was primarily due to an increase in nonperforming loans, most of which were acquired through the City Savings Financial acquisition, an increase in classified loans, growth in commercial loans as well as the overall increased national and local economic concerns and the $326,000 increase in net charge-offs for 2008 as compared to 2007.

The allowance for loan losses to total loans ratio increased to 1.13% at December 31, 2008 compared to 0.81% at December 31, 2007. The allowance for loan losses to nonperforming loans ratio was 37.21% at December 31, 2008 compared to 86.15% at December 31, 2007. Management’s assessment of losses that are probable and reasonably estimable at December 31, 2008 on the loans accounted for under SOP 03-3 were not included as part of the allowance for loan losses unless the loans further deteriorated since the acquisition date, but instead were accounted for under SOP 03-3. See Note 3 of the Notes to Consolidated Financial Statements for further information about the accounting treatment of purchased loans subject to SOP 03-3.

Noninterest Income: Noninterest income decreased $2.0 million, or 69.2%, to $879,000 for 2008 compared to $2.9 million for 2007. This decrease was primarily attributable to a $1.5 million increase in other-than-temporary impairment charges recorded in 2008 compared to 2007, as well as a decrease in net gains on securities of $633,000 from the prior year. During 2007, the Company sold the majority of its Fannie Mae and Freddie Mac preferred stock and recorded a gain of $896,000. The Company continued to hold $1.2 million in Freddie Mac preferred stock, for which we recorded approximately $1.2 million of other-than-temporary impairment charges during 2008. Additionally, in view of the bankruptcy filing of Lehman Brothers Holdings, the Company also recorded an other-than-temporary impairment charge of $480,000 during 2008 with respect to 100% of the Lehman debt securities it owned. Brokerage fee income decreased $71,000, or 33.2%, for 2008 compared to 2007 primarily due to the overall instability in the market and its negative impact on the volume of brokerage activity. Loan servicing fees decreased $69,000, or 69.7%, for 2008 compared to 2007, primarily attributable to a $42,000 valuation allowance provision taken against the Company’s mortgage servicing rights asset. Other income decreased $148,000, or 61.4%, for 2008 primarily due to a decrease in net gains on sales of other assets of $147,000. This decrease was partially a result of net losses of $67,000 on the sale of other real estate owned during 2008 compared to net losses of $48,000 during 2007.

Partially offsetting the decrease in noninterest income for 2008 as compared to 2007 was an increase of $170,000 in service charges on deposit accounts as well as a $61,000 increase in ATM and debit card fees, both of which are attributable to the increase in checking accounts as a result of the City Savings Financial acquisition in the fourth quarter of 2007. Earnings on life insurance increased $106,000 for 2008 compared to 2007 primarily due to the additional bank owned life insurance acquired in the City Savings Financial acquisition in the fourth quarter of 2007. Net gains on mortgage banking activities increased $98,000, or 41.7%, for 2008 compared to 2007 primarily attributable to an additional loan originator working in the new markets as a result of the acquisition, in addition to an increase in loan refinancing activity in the fourth quarter of 2008.

Noninterest Expense: Noninterest expense increased $1.7 million, or 19.1%, to $10.6 million for 2008 compared to $8.9 million for 2007, primarily due to the acquisition of City Savings Financial in the fourth quarter of 2007. Salaries and employee benefits increased $627,000, or 12.7%, primarily due to the additional employees brought on through the acquisition, as well as the addition of a Controller, Vice President of Commercial Lending, and a Commercial Lender in the Porter County market in late 2007. The Company did not accrue or award a management bonus for 2008 based on the current net income requirements of the bonus plan compared to a $114,000 bonus expense for 2007. Occupancy and equipment expense increased $326,000, or 20.1%, for 2008 compared to 2007, primarily due to the addition of three branch locations acquired through City Savings Financial in the fourth quarter of 2007, as well as the new Westville branch that opened in June of 2008. Increased real estate tax expense accounted for $95,000 of the increase as well as an increase in depreciation expense of $77,000, an increase in utilities and telephone of $64,000, and an increase in building maintenance and services of $79,000, all of which are primarily attributable to the increase in branch locations.

Data processing expense decreased $156,000, or 28.1%, for 2008 compared to 2007, primarily due to $167,000 in initial conversion costs from our providers of technology during the third quarter of 2007 related to the conversion costs with the acquisition, as well as operating efficiencies gained as a result of the acquisition and the consolidation to one core processor.

Advertising expense increased $65,000, or 48.2%, for 2008 compared to 2007, primarily attributable to the new markets served and the opening of the Westville branch.

Bank examination fees increased $150,000, or 37.6%, of which $88,000 of this increase was in the first quarter of 2008 due to additional costs attributable to our first external audit and annual SEC reporting as a public company, including a review of our purchase accounting entries for the acquisition of City Savings Financial in the fourth quarter of 2007. Internal audit fees also increased by approximately $74,000 attributable to the implementation of internal control assessment requirements under SOX Section 404 during 2008.

The amortization of intangibles expense increased $306,000 for 2008 compared to 2007, as a result of a full year of amortization expense for 2008 compared to one quarter’s amortization expense for 2007 as a result of the acquisition of City Savings Financial in the fourth quarter of 2007.

Other expenses increased $386,000 for 2008 as compared to 2007, primarily due to an increase in collection and OREO related expenses of $165,000 in 2008 as compared to 2007 as well as an increase in legal expense of $100,000 in 2008 as compared to 2007. The increase in legal expense is a result of our first annual Form 10-K review and our first annual shareholders’ meeting, as well as an increase in legal work associated with loan foreclosure and collection activity.

Correspondent bank charges increased $38,000 for 2008 compared to 2007 primarily attributable to an increase in the Bank’s Federal Reserve monthly charges as a result of the increase in processed items due to the acquisition of City Savings Financial in the fourth quarter of 2007.

FDIC insurance expense, included in other expenses, increased $28,000, or 87.6%, for 2008 compared to 2007, primarily attributable to the increase in deposits due to the acquisition of City Savings Financial in the fourth quarter of 2007. Since June 2007, our FDIC assessment has been reduced by a special credit. This credit was substantially exhausted by year end 2008. In addition, the premium rates set by the FDIC for 2009 have substantially increased over prior year rates. Management estimates this could result in an increase of approximately $312,000 in FDIC insurance expense in 2009 compared to 2008. On March 2, 2009 the FDIC adopted an interim rule setting a special assessment of 20 basis points for June 30, 2009, to be collected September 30, 2009. Management estimates this additional increase to be approximately $490,000 in FDIC insurance expense in 2009. Later, the FDIC reduced this special assessment to 10 basis points, subject to congressional action. Management estimates that a special assessment of 10 basis points would result in a cost of $245,000 for 2009. The Company’s other insurance expenses increased $34,000 for 2008 compared to 2007, attributable to an increase in property and casualty insurance premiums as well as an increase in the coverage limits attributable to the acquisition of City Savings Financial in the fourth quarter of 2007. Other miscellaneous services expense decreased $31,000 for 2008 compared to 2007, primarily attributable to $47,000 in recruitment expenses paid in 2007. These recruitment fees were attributable to the hiring of the Vice President of Commercial Lending and a new Commercial Lender for the Porter County market.

Income Taxes: Income tax expense decreased $810,000, or 302.2%, to a tax benefit of $542,000 for 2008 compared to an income tax expense of $268,000 for 2007. This substantial decrease is primarily due to the decrease in income before taxes of $1.9 million. The income tax expense recorded for 2007 also reflected an additional $183,000 of expense to increase the valuation allowance for deferred tax assets for the portion of the net state deferred tax asset that management feels is not realizable as a result of the additional state net operating loss carry forward brought over from City Savings Financial. The total additional income tax expense related to the adjustment of the valuation allowance for the net state deferred tax asset was $71,000 for 2008, compared to $495,000 for 2007. The resulting effective income tax rate was a (57.5%) benefit for 2008 and a 27.2% expense for 2007.

Comparison of Operating Results For The Years Ended December 31, 2007 and December 31, 2006

Net Income: Net income decreased $400,000 or 35.8% to $717,000 for 2007 from $1.1 million for 2006, primarily attributed to $658,000 in noninterest expenses related to the reorganization, stock offering and acquisition of City Savings Financial Corporation in the fourth quarter of 2007. All indirect costs related to the acquisition were expensed as they were incurred. In addition, an other-than-temporary securities impairment loss of $228,000 was recorded in the fourth quarter of 2007. The increase in non-interest expenses was partially offset by an increase in net interest income of $469,000 as well as an increase in net gains on securities of $918,000.

Net Interest Income: Net interest income increased $469,000 or 7.1% to $7.1 million for 2007 from $6.6 million for 2006, primarily attributable to the increase in net interest earning assets acquired from City Savings Financial in the fourth quarter of 2007. Although the net interest rate spread decreased by five basis points in 2007, the net interest margin remained stable at 2.86% for 2007 as compared to 2.85% for 2006. The yield on average interest-earning assets increased 32 basis points, offset by an increase in the cost on average interest-bearing liabilities of 37 basis points. The increase in the cost of funds was the result of the increased competitive pressure to raise our interest rates on interest-bearing checking accounts and certificates of deposit early in 2007 as well as the cost on the subordinated debt issue acquired from City Savings Financial in the fourth quarter of 2007.

Interest and Dividend Income: Interest and dividend income increased $1.7 million or 12.2% to $15.2 million for 2007 from $13.6 million for 2006. The increase was primarily attributable to the increase in the average yield on both loans and investments for 2007 compared to 2006, as well as the increase in total loans and investments due to the City Savings Financial acquisition in the fourth quarter of 2007.

The average yield on taxable securities increased 21 basis points to 4.80% for 2007 compared to 4.59% for 2006. The average yield on loans increased 34 basis points to 7.00% for 2007 as compared to 6.66% for 2006. This increase was attributable to a higher yield on our one- to four-family residential real estate loans as well as the increase in the yield on our indirect auto loan portfolio. The average yield on one- to four-family real estate loans increased 34 basis points, primarily because of new originations at higher rates as well as the acquisition of the City Savings Bank higher yielding one-to four-family residential loans in the fourth quarter of 2007. The yield on our indirect portfolio increased by 42 basis points for 2007 compared to 2006 due to management’s decision to change its pricing structure in 2006, due to credit risk involved, realizing that the balance on the portfolio would be decreasing over time.

Other interest income decreased $104,000 for 2007 due to a decrease of $2.2 million in average federal funds sold and other interest bearing deposits compared to 2006.

Interest Expense: Interest expense increased $1.2 million or 17.1% to $8.1 million for 2007 from $6.9 million for 2006. This increase was attributable to the increase in interest-bearing deposits and borrowings acquired from City Savings Financial in the fourth quarter of 2007, as well as an increase in the average cost of interest bearing liabilities of 37 basis points. The average balance on total interest bearing deposits and borrowings increased $11.3 million for 2007 compared to 2006.

The average cost of interest-bearing deposits increased 40 basis points for 2007 compared to 2006 due to the continued competitive pressure on interest rates paid for deposits earlier in 2007. This trend had begun to abate as interest rates declined significantly in the last six months of 2007. The average balance on total interest bearing deposits increased $12.1 million due to the acquisition of City Savings Financial in the last quarter of 2007.

In the second half of 2006, management elected to tier and increase the rates paid on NOW and money market accounts in order to compete with other banks in the marketplace. This resulted in an increase in the average cost of NOW and money market deposits of 72 basis points for 2007 compared to 2006. As interest rates started to decline significantly in the second half of 2007, management significantly lowered the interest rates on these accounts.

Interest expense on borrowings increased $146,000 or 6.3% to $2.5 million for 2007 from $2.3 million for 2006. This increase was largely attributable to the interest cost on the subordinated debt acquired from City Savings Financial in the fourth quarter of 2007. The average cost of the subordinated debt was 8.35% for 2007. As mentioned previously, the preferred debt adjusts quarterly at the rate of the 3 month labor plus 3.10%. The preferred debt bore an annual rate of 7.96% as of December 31, 2007.

Provision for Loan Losses: Our allowance for loan loss is the estimated amount considered necessary to reflect probable incurred losses in the loan portfolio at the balance sheet date. Our analysis of the appropriate allowance includes a review of identifiable problem loans for which a specific allowance is required as well as general allowance allocations for the remainder of the loan portfolio. The Company acquired a group of troubled loans through the acquisition of City Savings Financial on October 12, 2007. Acquired loans that showed evidence of credit deterioration since their origination were recorded at an allocated fair value, such that there was no carryover of the seller’s allowance for loan losses. After acquisition, incurred losses were recognized by an increase in the allowance for loan losses. For further information about the accounting treatment of purchased loans subject to SOP 03-3, see Note 3 of the Notes to Consolidated Financial Statements included in Part IV hereof.

A provision for loan losses of $64,000 was recorded for 2007 compared to a provision of $143,000 for 2006. Net loan charge offs for 2007 were $84,000 compared to the provision for loan losses of $64,000. Total nonperforming loans increased $1.2 million or

149.2% to $2.1 at December 31, 2007 from $837,000 at December 31, 2006 of which $707,000 were loans acquired from City Savings Bank in the fourth quarter of 2007 that were accounted for under SOP 03-3. See Note 3 of the Notes to Consolidated Financial Statements included in Part IV hereof. Total nonperforming loans to total loans increased from 0.61% at December 31, 2006 to 0.94% at December 31, 2007. The allowance for loan losses to nonperforming loans decreased to 86.2% at December 31, 2007 from 124.4% at December 31, 2006. The allowance for loan losses to total loans increased to 0.81% at December 31, 2007 compared to 0.76% at December 31, 2006.

Noninterest Income: Noninterest income increased $901,000 or 46.1% to $2.9 million for 2007 from $2.0 million for 2006. The increase was primarily due to the increase in net gains on securities of $918,000 as well as an increase in trust and brokerage fees of $96,000 and an increase in earnings on life insurance of $50,000.

In the first quarter of 2007, management elected to sell a majority of the Fannie Mae and Freddie Mac preferred stock issues it had previously written down in 2004 due to an other than temporary impairment classification. The market value on these securities substantially recovered in early 2007 and management elected to sell the majority of these securities and realize a gross gain of $896,000. A majority of the proceeds from this sale were reinvested in fixed rate mortgage backed securities. Management did elect to continue to hold two of the preferred stock issues. At December 31, 2007 these securities further declined in market value resulting in an other-than-temporary impairment charge of $228,000 in the fourth quarter of 2007. The investments were carried at $1.2 million, or 1.3% of the total investment portfolio at December 31, 2007.

Brokerage and trust fees increased due to steady growth in both areas attributable to a continued emphasis on cross-selling and business development efforts.

Income on life insurance increased $50,000 in 2007 due to the life insurance policies acquired from City Savings Financial in the fourth quarter of 2007.

Noninterest Expense: Noninterest expense increased $1.8 million or 25.7% to $8.9 million for 2007 from $7.1 million for 2006, primarily due to nonrecurring costs associated with the reorganization, stock offering and acquisition of City Savings Financial in the fourth quarter of 2007, as well as ongoing increased costs due to public company reporting requirements and the amortization of the core deposit and other intangibles beginning in the fourth quarter of 2007.

Salaries and wages increased $634,000 or 14.7% for 2007 due to the 25 additional employees added from the City Savings Financial acquisition in the fourth quarter of 2007, as well as the addition of two key positions to staff in 2007. The Bank added a Controller and a Vice President of Commercial/Consumer Lending during the first six months of 2007. In addition, management elected to create a new position to oversee all of the credit and underwriting functions for commercial lending. This position was filled by the Executive Vice President of Commercial Lending at that time and as a result created the need to hire a new head of commercial lending. This position was filled in August 2007. Also contributing to this increase in salaries and wages was the creation and expense of the employee stock ownership plan. The ESOP expense for 2007 was $70,000.

Occupancy expense increased $227,000 or 16.3% to $1.6 million for 2007 from $1.4 million for 2006. The increase was primarily due to nonrecurring expenses related to the acquisition of City Savings Financial in the fourth quarter of 2007. Costs associated with converting the City Savings ATM’s, wiring and other building costs at the new branches, as well as furniture and fixtures expense amounted to $95,000 for 2007. In addition to these costs, all other occupancy expenses increased due to the addition of three additional City Savings branch locations during the fourth quarter of 2007.

Data processing expenses increased $256,000 or 85.6% to $555,000 for 2007 from $299,000 for 2006. The Bank incurred $141,000 in expenses attributable to the core conversion of City Savings Bank, as well as $26,000 for the ATM conversion in preparation for the acquisition. In addition to the acquisition costs, annual data processing maintenance costs increased in 2007 compared to 2006 due to the addition of new software products and costs associated with upgrading the Bank’s online banking product in 2007.

Advertising costs increased $35,000 or 35.0% to $135,000 for 2007 from $100,000 for 2006, primarily due to $26,000 in signage and advertising costs associated with the acquisition.

Bank examination expense increased $177,000 or 79.2% to $399,000 for 2007 from $222,000 for 2006, primarily attributable to the increase in external audit fees due to the change in public company status. There were also $25,000 in nonrecurring expenses attributable to fees paid to the regulatory agencies in conjunction with the reorganization.

Amortization of intangibles and other expenses increased $495,000 or 65.1% to $1.3 million for 2007 from $760,000 for 2006, of which $173,000, was attributable to the acquisition of City Savings Financial in the fourth quarter of 2007. These expenses included $84,000 for legal and consulting, $48,000 for recruitment fees, and approximately $30,000 for general supplies associated with the initial acquisition. Amortization of the core deposit and customer relationship intangibles was $130,000 for 2007, which we did not have in 2006. Other miscellaneous services increased $14,000 due to a temporary consulting engagement to assist with conversion activities as well as $7,000 for ESOP annual administration. We also experienced an increase in postage of $27,000 in 2007 due to the additional mailings in conjunction with the acquisition. Donations increased $15,000 in 2007, and FDIC insurance premium expense increased $9,000, both which were due to the acquisition.

Income Tax Expense: Income tax expense was $268,000 for 2007, an increase of $25,000 or 10.3%, compared to $243,000 for 2006, principally due to a substantial increase in the valuation allowance for deferred tax assets for the portion of the net state deferred tax asset that management feels is not realizable. An addition to the valuation allowance of $183,000 was taken at the end of 2007 as a result of the additional state net operating loss carry forward brought over from City Savings Financial. The resulting effective tax rate was 27.21% for 2007 compared to 17.87% for 2006. The effective tax rate increased due to the increase in the state tax valuation reserve. The effective tax rate is below the expected federal income tax rate of 34% due to tax-exempt securities and life insurance income.

Interest Rate Margin Analysis

The following tables set forth average balance sheets, average yields and costs, and certain other information at the date and for the periods indicated. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Years Ended December 31,
	2008			2007			2006
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Loans	$217,102	$14,210	6.55%	$154,151	$10,794	7.00%	$139,668	$9,306	6.66%
Taxable securities	91,881	4,649	5.06	78,670	3,778	4.80	74,741	3,428	4.59
Tax exempt securities	5,751	212	3.69	9,654	383	3.97	11,130	468	4.20
Federal Home Loan Bank of Indianapolis stock	4,187	209	4.99	2,987	141	4.72	2,732	131	4.80
Fed funds sold and other interest-bearing deposits	3,842	77	2.00	2,961	148	5.00	5,098	252	4.94

Total interest-earning assets	322,763	19,357	6.00%	248,423	15,244	6.14%	233,369	13,585	5.82%
Noninterest-earning assets	42,800			28,237			23,995

Total assets	$365,563			$276,660			$257,364

Liabilities and equity:
Savings deposits	$43,625	111	0.25%	$39,665	203	0.51%	$42,478	212	0.50%
Money market/NOW accounts	37,195	418	1.12	25,038	495	1.98	19,625	247	1.26
CDs and IRAs	135,774	5,354	3.94	107,150	4,973	4.64	97,661	4,168	4.27

Total interest bearing deposits	216,594	5,883	2.72	171,853	5,671	3.30	159,764	4,627	2.90
FHLB advances and federal funds purchased	67,153	3,220	4.80	43,866	2,372	5.41	45,733	2,318	5.07
Subordinated debentures	5,155	329	6.38	1,102	92	8.35	—	—	—
Other secured borrowings	2	—	—	—	—	—	—	—	—

Total interest-bearing liabilities	288,904	9,432	3.26%	216,821	8,135	3.75%	205,497	6,945	3.38%

Noninterest-bearing demand deposits	26,948			25,522			24,948
Other liabilities	3,111			3,354			1,748

Total liabilities	318,963			245,697			232,193
Equity	46,600			30,963			25,171

Total liabilities and equity	$365,563			$276,660			$257,364

Net interest income		$9,925			$7,109			$6,640

Net interest rate spread			2.74%			2.39%			2.44%
Net interest-earning assets	$33,859			$31,602			$27,872

Net interest margin			3.08%			2.86%			2.85%
Average of interest-earning assets to interest-bearing liabilities			111.72%			114.57%			113.56%

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

	Years Ended December 31, 2008 vs. 2007			Years Ended December 31, 2007 vs. 2006
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$4,160	$(744)	$3,416	$998	$490	$1,488
Taxable securities	660	211	871	185	165	350
Tax exempt securities	(146)	(25)	(171)	(60)	(25)	(85)
Federal Home Loan Bank of Indianapolis stock	59	9	68	12	(2)	10
Fed funds sold and other interest-bearing deposits	35	(106)	(71)	(108)	4	(104)

Total interest-earning assets	4,768	(655)	4,113	1,027	632	1,659

Interest-bearing liabilities:
Savings deposits	19	(111)	(92)	(14)	5	(9)
Money market/NOW accounts	185	(262)	(77)	81	167	248
CDs and IRAs	1,201	(820)	381	424	381	805

Total interest-bearing deposits	1,405	(1,193)	212	491	553	1,044
FHLB advances and federal funds purchased	1,142	(294)	848	(97)	151	54
Subordinated debentures	263	(26)	237	92	—	92
Other secured borrowings	—	—	—	—	—	—

Total interest-bearing liabilities	2,810	1,513	1,297	486	704	1,190

Change in net interest income	$1,958	$858	$2,816	$541	$(72)	$469

Management of Interest Rate Risk

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings.

Historically, we have relied on funding longer term higher interest-earning assets with shorter term lower interest-bearing deposits to earn a favorable net interest rate spread. As a result, we have been vulnerable to adverse changes in interest rates. Over the past several years, management has implemented an asset/liability strategy to manage, subject to our profitability goals, our interest rate risk. Among the techniques we are currently using to manage interest rate risk are: (i) selling on the secondary market the majority of our originations of long-term fixed-rate one- to four-family residential mortgage loans; (ii) subject to market conditions and consumer demand, originating residential adjustable rate mortgages for our portfolio; (iii) expanding, subject to market conditions, our commercial real estate loans as they generally reprice more quickly than residential mortgage loans; and (iv) reducing the amount of long term, fixed rate mortgage-backed and CMO securities, which are vulnerable to a decreasing interest rate environment and will extend in duration. We have also used structured rates with redemption features to improve yield and may consider interest rate swaps and other hedging instruments although we have not done so recently.

While this strategy has helped manage our interest rate exposure, it does pose risks. For instance, the prepayment options embedded in adjustable rate one- to four-family residential loans and the mortgage-backed securities and CMOs, which allow for early repayment at the borrower’s discretion may result in prepayment before the loan reaches the fully indexed rate. Conversely, in a falling interest rate environment, borrowers may refinance their loans and redeemable securities may be called. In addition, commercial real estate lending generally present higher credit risks than residential one- to four-family lending.

Our Board of Directors is responsible for the review and oversight of management’s asset/liability strategies. Our Asset/Liability Committee is charged with developing and implementing an asset/liability management plan. This committee meets monthly to review pricing and liquidity needs and assess our interest rate risk. We currently utilize a third party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates. In addition, on a monthly basis, the committee reviews our current liquidity position, investment activity, deposit and loan repricing and terms, and Federal Home Loan Bank and other borrowing strategies.

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

Quantitative Analysis. The table below sets forth, as of December 31, 2008, the estimated changes in the economic value of equity that would result from the designated changes in the United States Treasury yield curve over a 12 month non-parallel ramp. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Changes in Interest Rates (basis points) (1)		Estimated Increase (Decrease) in EVE		EV as a Percentage of Economic Value of Assets (3)
	Estimated EVE (2)	Amount	Percent	EV Ratio	Changes in Basis Points
	(Dollars in thousands)
+300	$39,847	$(6,470)	(13.97)%	11.42	(1.12)
+200	43,247	(3,070)	(6.63)	12.15	(0.39)
+100	45,874	(443)	(0.96)	12.63	0.09
0	46,317	—	—	12.54	—
-100	44,203	(2,114)	(4.56)	11.85	(0.69)
-200	41,182	(5,135)	(11.09)	10.96	(1.58)
-300	38,390	(7,927)	(17.11)	10.18	(2.36)

(1)	Assumes changes in interest rates over a 12 month non-parallel ramp.
(2)	EVE or Economic Value of Equity at Risk measures the Bank’s exposure to equity due to changes in a forecast interest rate environment.
(3)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.

The table above indicates that at December 31, 2008, in the event of a 100 basis point decrease in interest rates over a 12 month non-parallel ramp, we would experience a 4.56% decrease in net portfolio value. In the event of a 100 basis point increase in interest rates over a 12 month non-parallel ramp, the economic value would remain relatively stable with a.96% decrease in net portfolio value,

As a result of the current interest rate environment, the table above reflects a greater exposure to declining interest rates in the event of a 200 and 300 basis point movement in interest rates over a 12 month non-parallel ramp. This is primarily due to the significant decline in the intrinsic value normally attributable to NOW, savings and non-interest bearing demand deposits in the analysis. The intrinsic value is normally derived from the value of funding the balance sheet through these types of low cost deposits versus wholesale funding. At December 31, 2008 the cost of wholesale funding was actually below the cost of these types deposits, creating this decline in economic value. The Company has, and will continue to, take advantage of wholesale funding where prudent, however we believe that the utilization of NOW, savings and non-interest bearing demand deposits is the best long-term funding strategy for the Bank.

The Company is also continuing to take steps to address its exposure to rising interest rates. For instance management is considering the use of an interest rate swap to address the exposure on its $5.0 million floating rate trust preferred debenture in the future. We are also continuing to sell a majority of the fixed rate one-to-four family residential real estate loans originated and continuing to originate the majority of commercial real estate loans at a variable rate with interest rate floors attached.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in the economic portfolio value of equity require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. In this regard, the economic value of equity table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that particular changes in interest rates occur at different times and in different amounts in response to a designed change in the yield curve for U.S. Treasuries. Furthermore, although the economic value of equity table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income. Finally, the above table does not take into account the changes in the credit risk of our assets which can occur in connection with change in interest rates.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet both our short- and long-term liquidity needs. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations, as well as access to Federal Home Loan Bank advances and other borrowings. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits.

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At December 31, 2008, $5.6 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $520,000 at December 31, 2008, not including scheduled or pre-payments from mortgage backed securities and CMO’s. As of December 31, 2008, we had $78.7 million in borrowings outstanding from the Federal Home Loan Bank of Indianapolis and we have access to additional Federal Home Loan Bank advances of up to approximately $3.0 million. As of December 31, 2008, we had $650,000 in borrowings from the Federal Reserve Bank discount window and access to additional borrowings of up to approximately $4.8 million. The market value of unpledged available for sale securities which could be pledged for additional borrowing purposes was $57.3 million at December 31, 2008.

At December 31, 2008, we had $38.2 million in loan commitments outstanding, of which $15.6 million was committed to originate unused home equity lines of credit, $2.5 million was committed to originate commercial lines of credit, $3.4 million was committed to originate unused commercial standby letters of credit, $7.2 was committed to unused overdraft lines of credit and $9.5 million was committed to originate commercial real estate and one- to four-family residential loans. Certificates of deposit and IRAs due within one year of December 31, 2008 totaled $57.2 million, or 44.8% of certificates of deposit and IRAs. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, IRAs and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2009. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $3.6 million and $445,000 for years ended December 31, 2008 and December 31, 2007, respectively. Net cash used in investing activities was $8.6 million during the year ended December 31, 2008 and net cash provided by investing activities was $9.5 million during the year ended December 31, 2007. Investment securities cash flows had the most significant effect, as net cash from sales and maturities amounted to $44.1 million and $32.8 million and net cash utilized in purchases amounted to $50.0 million and $33.7 million during the years ended December 31, 2008 and December 31, 2007, respectively. During 2008 we used $774,000 to purchase treasury stock. Net cash provided by financing activities was $631,000 for the year ended December 31, 2008. Deposit and borrowing cash flows have comprised most of our financing activities in 2008 and 2007. In 2007, we also received $9.9 million in proceeds from issuing stock in our initial public offering, which resulted in net cash used of $21.0 million during the year ended December 31, 2007. The net effect of our operating, investing and financing activities was to reduce our cash and cash equivalents from $9.9 million at the beginning of fiscal year 2007 to $5.6 million at December 31, 2008.

We also have obligations under our post retirement plans as described in Notes 9 and 12 of the Notes to Consolidated Financial Statements. The post retirement benefit plans will require future payments to eligible plan participants. We contributed $111,000 to our 401(k) plan in 2008 and $94,000 in 2007. In addition, as part of the reorganization and offering, the employee stock ownership plan trust borrowed funds from LaPorte Bancorp and used those funds to purchase shares to be allocated to participants in our ESOP.

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

For the years ended December 31, 2008 and 2007, we did not engage in any off-balance-sheet transactions other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities. During 2007, we did acquire several additional letters of credit and a substantial increase in unused lines of credit through the City Savings Financial acquisition, however, this increase is in proportion to the commercial loan portfolio acquired.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption on January 1, 2008 was not material to the Company’s consolidated financial condition or results of operations. In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company elected the fair value option prospectively on January 1, 2008 for loans held for sale. The Company did not elect the fair value option for any other financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The issue was effective for fiscal years beginning after December 15, 2007. The impact of the adoption of this standard on January 1, 2008, resulted in a $55 decrease to deferred tax assets and retained earnings.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109 (SAB No. 109), Written Loan Commitments Recorded at Fair Value through Earnings superseding SAB No. 105, Application of Accounting Principles to Loan Commitments, which stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB No. 109 supersedes SAB No. 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB No. 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB No. 109 retains that view. SAB No. 109 became effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of this standard on January 1, 2008 did not have a material effect on the Company’s consolidated financial condition or results of operations.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The impact of adoption of this standard is dependent on future business combinations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

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

The information regarding financial statements is incorporated herein by reference to LaPorte Bancorp’s 2008 Annual Report to Stockholders in the Financial Statements and the Notes thereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

The Company has adopted disclosure controls and procedures designed to facilitate financial reporting. The Company’s disclosure controls currently consist of communications among the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to its operations. These disclosure controls also contain certain elements of the Company’s internal controls adopted in connection with applicable accounting and regulatory guidelines. In addition, the Company’s Chief Executive Officer, Chief Financial Officer, Audit Committee and independent registered public accounting firm meet on a quarterly basis to discuss disclosure matters. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report and found them to be effective.

(b)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based upon the criteria set forth in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company’s management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Changes in internal controls

There were no significant changes made in our internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) is incorporated herein by reference.

Item 11.	Executive Compensation

The “Proposal I—Election of Directors” section of the Company’s 2009 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I—Election of Directors” section of the Company’s 2009 Proxy Statement is incorporated herein by reference.

The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Certain Related Persons” section of the Company’s 2009 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The “Proposal III—Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2009 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following are filed as a part of this report by means of incorporation by reference to LaPorte Bancorp’s 2008 Annual Report to Stockholders:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets—at December 31, 2008, 2007 and 2006

(C)	Consolidated Statements of Income—Years ended December 31, 2008, 2007 and 2006

(D)	Consolidated Statements of Changes In Shareholders’ Equity—Years ended December 31, 2008, 2007 and 2006

(E)	Consolidated Statements of Cash Flows—Years ended December 31, 2008, 2007 and 2006

(F)	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Certificate of Incorporation of LaPorte Bancorp, Inc. (1)

3.2	Bylaws of LaPorte Bancorp, Inc. (1)

4	Form of Common Stock Certificate of LaPorte Bancorp, Inc. (1)

10.1	Form of Employment Agreements between for Lee A. Brady and Michele M. Thompson (1)

10.2	First Amendment to the Employment Agreement for Lee A. Brady

10.3	First Amendment to the Employment Agreement for Michele M. Thompson

10.4	Supplemental Executive Retirement Plan (1)

10.5	First Amendment to the Supplemental Executive Retirement Plan for Lee A. Brady

10.6	First Amendment to the Supplemental Executive Retirement Plan for Russell L. Klosinski

10.7	Second Amendment to the Supplemental Executive Retirement Plan for Lee A. Brady

10.8	Second Amendment to the Supplemental Executive Retirement Plan for Russell L. Klosinski

10.9	Third Amendment to the Supplemental Executive Retirement Plan for Lee A. Brady

10.10	Third Amendment to the Supplemental Executive Retirement Plan for Russell L. Klosinski

10.11	Deferred Compensation Agreement (1)

10.12	First Amendment to the Deferred Compensation Agreement

10.13	Group Term Carve Out Plan (1)

10.14	Employee Stock Ownership Plan and Trust (1)

13	Consolidated Financial Statements

21	Subsidiaries of Registrant

23	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 of LaPorte Bancorp, Inc. (file no. 333-143526), originally filed with the Securities and Exchange Commission on June 5, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAPORTE BANCORP, INC.

Date: March 31, 2009	By:	/s/ Lee A. Brady
Lee A. Brady
Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lee A. Brady	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2009
Lee A. Brady

/s/ Michele M. Thompson	Executive Vice President, Chief	March 31, 2009
Michele M. Thompson	Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ Joan M. Ulrich	Chairman of the Board	March 31, 2009
Joan M. Ulrich

/s/ Paul G. Fenker	Vice Chairman of the Board	March 31, 2009
Paul G. Fenker

/s/ Mark A. Krentz	Secretary of the Board	March 31, 2009
Mark A. Krentz

/s/ Ralph F. Howes	Director	March 31, 2009
Ralph F. Howes

/s/ L. Charles Lukmann, III	Director	March 31, 2009
L. Charles Lukmann, III

/s/ Jerry L. Mayes	Director	March 31, 2009
Jerry L. Mayes

/s/ Dale A. Parkison	Director	March 31, 2009
Dale A. Parkison

/s/ Thomas D. Sallwasser	Director	March 31, 2009
Thomas D. Sallwasser