Form 10-Q
period 2009-03-31
LaPorte Bancorp, Inc.
filed 2009-05-08
CIK 1400848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares of common stock outstanding at May 7, 2009: 4,635,663, par value $0.01

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

LAPORTE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and due from financial institutions	$5,730	$5,628
Securities available for sale	108,509	101,451
Federal Home Loan Bank (FHLB) stock, at cost (restricted)	4,206	4,206
Loans held for sale, at fair value	2,179	124
Loans, net of allowance for loan losses of $2,483 at March 31, 2009 (unaudited), $2,512 at December 31, 2008	222,186	219,926
Mortgage servicing rights	339	329
Other real estate owned	677	921
Premises and equipment, net	11,552	11,711
Goodwill	8,431	8,431
Other intangible assets	1,179	1,272
Bank owned life insurance	9,547	9,455
Accrued interest receivable and other assets	5,268	5,104

Total assets	$379,803	$368,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$28,007	$27,584
Interest bearing	222,452	207,230

Total deposits	250,459	234,814
Federal Home Loan Bank advances	65,732	78,728
Subordinated debentures	5,155	5,155
FDIC guaranteed unsecured borrowings	4,804	—
Other secured borrowings	3,320	650
Accrued interest payable and other liabilities	3,175	3,069

Total liabilities	332,645	322,416

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 4,783,163 shares issued; and 4,635,663 and 4,658,163 shares outstanding at March 31, 2009 and December 31, 2008	48	48
Additional paid-in capital	21,224	21,235
Surplus	770	770
Retained earnings	26,598	26,108
Accumulated other comprehensive income, net of tax of $530 at March 31, 2009 (unaudited) and $198 at December 31, 2008	1,028	383
Treasury stock, at cost (2009 – 147,500 shares, 2008 – 125,000 shares)	(905)	(774)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,605)	(1,628)

Total shareholders’ equity	47,158	46,142

Total liabilities and shareholders’ equity	$379,803	$368,558

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Interest and dividend income
Loans, including fees	$3,384	$3,763
Taxable securities	1,139	1,102
Tax exempt securities	71	62
FHLB stock	42	50
Other interest income	1	51

Total interest and dividend income	4,637	5,028

Interest expense
Deposits	1,267	1,716
Federal Home Loan Bank advances	776	804
Subordinated debentures	57	99
FDIC guaranteed unsecured borrowings	26	—
Other secured borrowings	1	—

Total interest expense	2,127	2,619

Net interest income	2,510	2,409
Provision for loan losses	49	16

Net interest income after provision for loan losses	2,461	2,393

Noninterest income
Service charges on deposits	200	200
ATM and debit card fees	67	68
Brokerage fees	(4)	38
Trust fees	39	36
Earnings on life insurance, net	92	91
Net gains on mortgage banking activities	300	107
Loan servicing fees, net	(2)	18
Net gains on securities	136	134
Other than temporary impairment on investment securities	—	(142)
Other income	(12)	32

Total noninterest income	816	582

Noninterest expense
Salaries and employee benefits	1,368	1,494
Occupancy and equipment	512	504
Data processing	108	95
Advertising	41	44
Bank examination fees	113	148
Amortization of intangibles	93	121
Other expenses	412	404

Total noninterest expense	2,647	2,810

Income before income taxes	630	165
Income tax expense	140	3

Net income	$490	$162

Other comprehensive income, net of tax
Unrealized gain on securities available for sale	$977	$1,359
Income tax effect	(332)	(462)

Other comprehensive income	645	897

Comprehensive income	$1,135	$1,059

Basic and diluted earnings per share	$0.11	$0.04

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended March 31, 2009 and 2008

(in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Unearned ESOP Shares	Total
Balance at January 1, 2008	$48	$21,266	$770	$26,563	$(224)	$—	$(1,718)	$46,705
Comprehensive income:
Net income	—	—	—	162	—	—	—	162
Other comprehensive income:
Net change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	897	—	—	897
Total comprehensive income								1,059
ESOP shares earned, 2,261 shares	—	(6)	—	—	—	—	22	16

Balance at March 31, 2008	$48	$21,260	$770	$26,725	$673	$—	$(1,696)	$47,780

Balance at January 1, 2009	$48	$21,235	$770	$26,108	$383	$(774)	$(1,628)	$46,142
Comprehensive income:
Net income	—	—	—	490	—	—	—	490
Other comprehensive income:
Net change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	645	—	—	645
Total comprehensive income								1,135
Treasury shares purchased, 22,500 shares	—	—	—	—	—	(131)	—	(131)
ESOP shares earned, 2,261 shares	—	(11)	—	—	—	—	23	12

Balance at March 31, 2009	$48	$21,224	$770	$26,598	$1,028	$(905)	$(1,605)	$47,158

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$490	$162
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	197	192
Provision for loan losses	49	16
Net gains on securities	(136)	(134)
Other than temporary impairment on investment securities	—	142
Net gains on sales of loans	(255)	(74)
Originations of loans held for sale	(13,781)	(6,151)
Proceeds from sales of loans held for sale	11,981	4,722
Recognition of mortgage servicing rights	(45)	(15)
Amortization of mortgage servicing rights	36	20
Net change in loan servicing rights valuation allowance	(1)	—
Net (gains) losses on sales of other real estate owned	(7)	16
Write down of other real estate owned	61	—
Earnings on life insurance, net	(92)	(91)
Amortization of intangible assets	93	121
ESOP compensation expense	12	16
Change in assets and liabilities:
Accrued interest receivable and other assets	(496)	308
Accrued interest payable and other liabilities	106	214

Net cash from operating activities	(1,788)	(536)

Cash flows from investing activities
Net change in loans	(2,386)	3,132
Proceeds from sales of other real estate owned	267	402
Proceeds from maturities, calls and principal repayments of securities available for sale	5,950	8,560
Proceeds from sales of securities available for sale	4,737	12,710
Purchases of securities available for sale	(16,632)	(27,102)
Premises and equipment expenditures, net	(38)	(239)

Net cash from investing activities	(8,102)	(2,537)

Cash flows from financing activities
Net change in deposits	15,645	4,857
Proceeds from FHLB advances	2,500	39,755
Repayment of FHLB advances	(15,496)	(41,300)
Proceed from issuance of unsecured borrowing, net of issuance costs	4,804	—
Proceeds from other secured borrowings	38,180	—
Repayment of other secured borrowings	(35,510)	—
Purchase of treasury stock	(131)	—

Net cash from financing activities	9,992	3,312

Net change in cash and cash equivalents	102	239

Cash and cash equivalents at beginning of period	5,628	9,937

Cash and cash equivalents at end of period	$5,730	$10,176

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$2,110	$2,707
Income taxes paid	—	—
Supplemental noncash disclosures:
Transfers from loans receivable to other real estate owned	$77	$472

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The unaudited consolidated financial statements included herein include the accounts of LaPorte Bancorp, Inc. (“the Bancorp”), its wholly owned subsidiary, The LaPorte Savings Bank (“the Bank”) and the Bank’s wholly owned subsidiary, LPSB Investments LTD., Cayman (“LPSB Ltd.”) together referred to as “the Company”. The Bancorp was formed on October 12, 2007. LPSB Ltd. began operations in 2002 when the Bank received approval from the Federal Deposit Insurance Corporation to form the subsidiary in the Cayman Islands. LPSB Ltd. held and managed a portion of the Bank’s investment portfolio until July 30, 2008 when the securities were transferred to the Bank as LPSB Ltd. was in the process of being dissolved. LPSB Ltd. was deemed to be dissolved on March 17, 2009. Intercompany transactions and balances are eliminated in consolidation.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 included in the Form 10-K Annual Report of LaPorte Bancorp, Inc. for the fiscal year ended December 31, 2008.

With operating results being so closely related to and responsive to changes in economic conditions, the results for the three-month period ended March 31, 2009 may not necessarily indicate the results to be expected for the full year ending December 31, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards:

FSP EITF 03-06-01

In June 2009, the FASB issued FSP No. EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FASB staff position concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. Entities that have participating securities that are not convertible into common stock are required to use the “two-class” method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This FASB staff position is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This FASB staff position became effective for the Company on January 1, 2009. The impact of adoption was not material to the Company’s earnings per share data.

FASB Statement No. 160

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 requires the ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. This standard became effective for the Company on January 1, 2009. The impact of adoption was not material to the Company’s consolidated financial condition or results of operation.

FASB Statement No. 161

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This standard became effective for the Company on January 1, 2009. The impact of adoption was not material to the Company’s consolidated financial condition or results of operation.

FASB Statement No. 141(R)

In December 2007, the FASB issued Statement No. 141(R), Business Combinations. This statement replaces FASB Statement No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquire, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new standard became effective for the Company on January 1, 2009. The impact of adoption was not material to the Company’s consolidated financial condition or results of operation.

FSP FASB Statement No. 157-2

In February 2008, the FASB issued FASB Staff Position No. 157-2. The staff position delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The expiration of this delay on January 1, 2009, did not have a material impact to the Company’s consolidated financial condition or results of operation.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS - continued

Effect of Newly Issued But Not Yet Effective Accounting Standards:

FSP FASB Statement No. 132(R)-1

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FASB staff position amends FASB Statement No. 132 to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans. This FASB staff position becomes effective for the Company on January 1, 2010. The Company is currently evaluating the impact of adopting FSP FAS 132(R)-1 on the consolidated financial statements, but it is not expected to have a material impact to the Company’s consolidated financial statements.

FSP FASB Statement No. 157-4

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FASB staff position provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FASB staff position is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

FSP FASB Statement No. 115-2 & 124-2

In April 2009, the FASB issued FASB Staff Position No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FASB staff position amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities. If an entity determines that it has an other-than-temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The staff position expands disclosures about other-than-temporary impairment and requires that the annual disclosures in FASB Statement No. 115 and FSP FAS 115-1 and FAS 124-1 be made for interim reporting periods. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FASB staff position is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

FSP FASB Statement No. 107-1 and APB 28-1

In April 2009, the FASB issued FASB Staff Position FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FASB staff position amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The staff position also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FASB staff position is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 3 – EARNINGS PER SHARE

Basic earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common share equivalents (-0- for the three months ended March 31, 2009 and 2008). Diluted earnings per common share is equal to basic earnings per common share for the periods ended March 31, 2009 and 2008, as there were no potentially dilutive common shares for the three months ended March 31, 2009 and 2008. The factors used in the earnings per common share computation follow:

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Basic
Net income	$490	$162

Weighted average common shares outstanding	4,641,246	4,783,163
Less: Average unallocated ESOP shares	(161,674)	(170,719)

Average shares	4,479,572	4,612,444

Basic earnings per common share	$0.11	$0.04

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

March 31, 2009 (Unaudited)

	FairValue	Unrealized Gains	Unrealized Losses
U.S. Treasury and federal agency	$11,141	$49	$(20)
State and municipal	8,726	99	(94)
Mortgage-backed securities	54,293	1,728	(1)
Government agency sponsored collateralized mortgage obligations	20,551	242	(27)
Privately held collateralized mortgage obligations	7,971	407	(105)
Corporate debt securities	5,817	—	(720)

Total debt securities	108,499	2,525	(967)
Equity securities	10	—	—

Total	$108,509	$2,525	$(967)

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE - continued

December 31, 2008

	Fair Value	Unrealized Gains	Unrealized Losses
U.S. Treasury and federal agency	$11,035	$180	$—
State and municipal	6,200	28	(121)
Mortgage-backed securities	52,958	1,112	(82)
Government agency sponsored collateralized mortgage obligations	17,711	109	(116)
Privately held collateralized mortgage obligations	7,888	45	(181)
Corporate debt securities	5,649	13	(406)

Total debt securities	101,441	1,487	(906)
Equity securities	10	—	—

Total	$101,451	$1,487	$(906)

At March 31, 2009, we did not believe any individual unrealized loss represented other-than-temporary impairment. The unrealized losses were primarily attributable to changes in interest rates and the widening of pricing spreads on corporate debt securities compared to the government and agency markets. This contributed to the increased unrealized loss on corporate debt securities at March 31, 2009. We have both the intent and ability to hold these securities for a time necessary to recover the amortized cost of our securities.

NOTE 5 – LOANS

Loans at March 31, 2009 (Unaudited) and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
	(Unaudited)
Commercial	$20,570	$19,390
Real Estate:
Residential	81,237	85,462
Commercial	84,626	80,538
Construction	9,416	7,736
Consumer	28,694	29,201

Subtotal	224,543	222,327
Less: Net deferred loan (fees) costs	126	111
Allowance for loan losses	(2,483)	(2,512)

Loans, net	$222,186	$219,926

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS - continued

Activity in the allowance for loan losses was as follows:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Beginning balance	$2,512	$1,797
Provision for loan losses	49	16
Loans charged-off	(98)	(114)
Recoveries	20	18

Ending balance	$2,483	$1,717

Purchased Loans Subject to SOP 03-3

The Company purchased loans during 2007, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

	March 31, 2009	December 31, 2008
	(Unaudited)
Commercial	$118	$125
Commercial real estate	1,112	1,323
Consumer	20	21
Residential real estate	182	186

Outstanding balance	$1,432	$1,655

Carrying amount, net of allowance of $0	$900	$986

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Beginning balance	$78	$126
Reclassification from non-accretable yield	46	36
Accretion of income	(62)	(41)

Ending balance	$62	$121

For the purchased loans disclosed above, the Company did not increase the allowance for loan losses during 2009 or 2008. No allowance for loan losses were reversed during 2009 or 2008.

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

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 2 inputs). Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant for determining fair value (Level 3 inputs).

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE – continued

The fair value of servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income (Level 3 inputs).

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2009
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$108,509	$10	$108,499	—
Loans held for sale	2,179	—	2,179	—
Residential mortgage loan commitment derivatives	86	—	86	—

		December 31, 2008
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$101,451	$10	$101,441	—
Loans held for sale	124	—	124	—
Residential mortgage loan commitment derivatives	31	—	31	—

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE – continued

The difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale and residential mortgage loan commitment derivatives for which the fair value option has been elected was:

	March 31, 2009
	Aggregate Fair Value	Difference	Contractual Principal
Loans held for sale	$2,179	$29	$2,150
Residential mortgage loan commitment derivatives	6,290	86	6,204

	December 31, 2008
	Aggregate Fair Value	Difference	Contractual Principal
Loans held for sale	$124	$4	$120
Residential mortgage loan commitment derivatives	1,816	31	1,785

For items for which the fair value option has been elected, interest income is recorded within the consolidated statements of income and comprehensive income based on the contractual amount of interest income earned on financial assets (none were in nonaccrual status).

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended March 31, 2009 and 2008:

	Changes in Fair Values for the three months ended March 31, 2009 and 2008, for the Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Other Gains and Losses	Interest Income	Interest Expense	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended March 31, 2009
Assets:
Loans held for sale	$29	$4	$—	$33
Residential mortgage loan commitment derivatives	86	—	—	86

Three Months Ended March 31, 2008
Assets:
Loans held for sale	$15	$2	$—	$17
Residential mortgage loan commitment derivatives	17	—	—	17

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2009
	March 31, 2009	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with specific loss allocations
– collateral dependent	$1,356	$1,356
Other real estate owned	349	349

		December 31, 2008
	December 31, 2008	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with specific loss allocations
– collateral dependent	$970	$970
Mortgage servicing rights	329	329

The following represent impairment charges recognized during the three months ended March 31, 2009 and December 31, 2008 for assets measured at fair value:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had an estimated fair value of $1,356 and $970, with a valuation allowance of $491 and $730 at March 31, 2009 and December 31, 2008, respectively, resulting in an additional provision for loan losses of $63 and $730 for the three months ended March 31, 2009 and the year ended December 31, 2008.

Other real estate owned, which is measured for impairment using the fair value of the underlying collateral, had an estimated fair value of $349, with a valuation allowance of $61 at March 31, 2009, resulting in an additional write-down of $61 for the three months ended March 31, 2009 which were included in other income in the consolidated income statements.

Mortgage servicing rights, which are carried at the lower of cost or fair value, were written down to fair value of $329 at December 31, 2008, resulting in a valuation allowance of $42 and additional provision expense of $42 for the year ended December 31, 2008. This additional provision was included in loan servicing fees, net in the consolidated income statements for the year ended December 31, 2008. There were no additional write-downs of mortgage servicing rights during the first quarter of 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 7 – BORROWINGS

On February 11, 2009, the Bank issued a $5,000 note due on February 15, 2012 under the FDIC Temporary Debt Guarantee Program. The note bears an interest rate of 2.74% in addition to the 100 basis point FDIC guarantee fee paid by the Bank. The Bank’s FDIC debt guarantee limit is $6,269. Interest payments are required to be made semiannually in arrears on February 15 and August 15 in each year commencing on August 15, 2009, and on the maturity date. All legal and placement fees associated with this transaction were capitalized as debt issuance costs and will be amortized to interest expense over the repayment period on a straight-line basis. At March 31, 2009, the unamortized debt issuance costs totaled $196. The Bank is required to report, by the thirtieth calendar day following the end of a month, the total amount of all FDIC-guaranteed debt (and any interest accrued and unpaid on that debt) as of the preceding month’s end.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of the Company and certain subsidiaries are detailed in ”Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•	changes in prevailing real estate values and loan demand both nationally and within our current and future market area;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the amount of premium we are required to pay for FDIC deposit insurance;

•	legislative or regulatory changes that adversely affect our business;

•	our ability to successfully manage our plan to increase our commercial lending;

•	the financial health of certain entities, including government sponsored enterprises, the securities of which are owned or acquired by the Company;

•	adverse changes in the securities market;

•	the costs, effects and outcomes of existing or future litigation;

•	the economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks;

•	the ability of the Company to manage the risks associated with the foregoing factors as well as anticipated risk factors.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

General: Total assets increased $11.2 million, or 3.1%, to $379.8 million at March 31, 2009 from $368.6 million at December 31, 2008. The increase was primarily due to an increase in securities available for sale of $7.1 million, as well as an increase in loans held for sale of $2.1 million and an increase of $2.3 million in net loans. The increase in assets was funded through an increase in total deposits of $15.6 million and an increase in FDIC guaranteed unsecured borrowings and other secured borrowings of $4.8 million and $2.6 million, respectively, offset by a decrease in FHLB of Indianapolis advances of $13.0 million.

Investment Securities: Total securities available for sale increased $7.1 million, or 7.0%, to $108.5 million at March 31, 2009 from $101.5 million at December 31, 2008, as the excess liquidity provided by increased deposits was invested into securities in accordance with the Company’s investment strategies. There were no other-than-temporary impairment charges recorded in the first quarter of 2009. The Company held $5.8 million in corporate debt securities which have an unrealized loss of $(720) at March 31, 2009. These investments are considered investment grade securities and the Company has been, and expects to continue to be paid as agreed.

Loans Held for Sale: Loans held for sale increased $2.1 million to $2.2 million at March 31, 2009 from $124,000 at December 31, 2008, attributable to the increase in refinance activity in one-to-four-family residential mortgages that are sold to the secondary market. The increased refinance activity began near the end of 2008 and into the first quarter of 2009. The Company expects the increased level of refinance activity to continue during the second quarter of 2009, but does not anticipate this level of refinance activity to continue for the entire year.

Net Loans: Net loans increased $2.3 million, or 1.0%, to $222.2 million at March 31, 2009 compared to $219.9 million at December 31, 2008. This increase is primarily attributable to an increase in commercial and commercial real estate loans. The Bank has continued to experience demand for new commercial real estate loans and will continue to focus on growing its commercial loan portfolio within the Bank’s underwriting guidelines. We continue to see a decrease in one-to four–family residential real estate loans due to the refinance activity in the current interest rate environment and a majority of the new loans being sold to the secondary market.

Commercial and commercial real estate loans increased $5.3 million to $105.2 million at March 31, 2009 compared to $99.9 million at December 31, 2008, primarily attributable to an increase in commercial real estate loans of $4.1 million. Commercial loans increased $1.2 million due to a $1.8 million increase in loans to states and political subdivisions, which are primarily short-term tax anticipation warrants issued by local schools and cities. This increase was partially offset by a decrease in commercial and industrial loans of $868,000.

Total construction loans increased $1.7 million, or 21.7%, to $9.4 million at March 31, 2009 compared to $7.7 million at December 31, 2008, due to an increase in commercial construction loans of $1.9 million offset partially by a decrease in residential construction loans of $201,000. The increase in commercial construction is primarily attributable to increases in draws on existing construction lines in order to complete the projects. Management estimates that approximately $3.0 million in commercial construction loans will convert to permanent financing over the next 90 days. The largest commercial construction loan was $1.8 million at March 31, 2009 for the construction of an apartment complex in Michigan City, Indiana. In addition to the increase in the existing construction loans there was a new construction loan in the amount of $442,000 for the purchase and renovation of an existing commercial building, which will be leased to a national restaurant chain.

One-to four-family residential loans decreased $4.2 million, or 4.9%, to $81.2 million at March 31, 2009 compared to $85.5 million at December 31, 2008, primarily attributable to the increase in refinance activity in the first quarter of 2009. The Bank has continued to sell the majority of its fixed rate one-to four-family residential real estate loans originated into the secondary market, which along with the repayment and refinance activity has accounted for the decrease.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Nonperforming Assets: The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One- to four- family (1)	$442	$449
Five or more family	—	—
Commercial (2)	2,355	3,036
Construction	1,578	1,588
Land	—	—

Total real estate	$4,375	$5,073
Consumer and other loans:
Home equity (3)	74	121
Commercial	1,237	1,535
Indirect automobile and other	54	21

Total consumer and other loans	1,365	1,677

Total nonaccrual loans	$5,740	$6,750

Troubled debt restructured
Commercial real estate	$—	$—

Total troubled debt restructured	$—	$—

Loans greater than 90 days delinquent and still accruing:
Real estate:
One- to four- family	$—	$—
Five or more family	—	—
Commercial	—	—
Construction	—	—
Land	—	—

Total real estate	$—	$—

Consumer and other loans:
Home equity	—	—
Commercial	—	—
Indirect automobile and other	—	—

Total consumer and other loans	$—	$—

Total nonperforming loans	$5,740	$6,750

Foreclosed assets:
One- to four- family	$673	$917
Five or more family	—	—
Commerical	—	—
Construction	—	—
Land	4	4
Consumer	—	—
Business assets	—	—

Total foreclosed assets	$677	$921

Total nonperforming assets	$6,417	$7,671

Ratios:
Nonperforming loans to total loans	2.56%	3.04%
Nonperforming assets to total assets	1.69%	2.08%

(1)	$134 and $135 of the nonaccrual one- to four- family loans at March 31, 2009 and December 31, 2008 were included for treatment under SOP 03-3 after the acquisition of City Savings Bank.
(2)	$0 and $191 of the nonaccrual commercial real estate loans at March 31, 2009 and December 31, 2008 were included for treatment under SOP 03-3 after the acquisition of City Savings Bank.
(3)	$20 and $21 of the nonaccrual home equity loans at March 31, 2009 and December 31, 2008 were included for treatment under SOP 03-3 after the acquisition of City Savings Bank.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

There was no material change in total consumer and home equity loans, including indirect automobile loans at March 31, 2009 compared to December 31, 2008, although the Bank has continued to experience a decrease in the indirect automobile loans. At March 31, 2009 indirect automobile loans decreased $484,000, or 8.0%, to $5.6 million compared to $6.0 million at December 31, 2008, attributable to management’s decision to decrease its exposure in this type of lending. The demand for consumer and home equity loans remains low due to the general economic conditions in the market.

There was no significant change in the allowance for loan losses balance of $2.5 million at March 31, 2009 and December 31, 2008. The allowance for loan losses to total loans ratio was 1.11% at March 31, 2009 compared to 1.13% at December 31, 2008. Total nonperforming loans to total loans ratio was 2.56% at March 31, 2009 compared to 3.04% at December 31, 2008. Total nonperforming assets to total assets also decreased to 1.69% at March 31, 2009 compared to 2.08% at December 31, 2008. This is primarily attributable to one commercial loan relationship totaling $848,000 consisting of two commercial real estate loans and one commercial and industrial loan, which were paid in full during the first quarter 2009 through the sale of the business.

Other Real Estate Owned: Other real estate owned decreased $244,000, to $677,000, at March 31, 2009 compared to $921,000 at December 31, 2008, primarily due to the sale of several properties.

Goodwill and Other Intangible Assets: The Company’s goodwill totaled $8.4 million at March 31, 2009 and December 31, 2008. Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, requires goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The first annual impairment review of the $8.4 million of goodwill previously recorded was performed in the fourth quarter of 2008 and based on the opinion of an independent third party specialist; no goodwill impairment was recognized by the Company.

As the Company’s stock price per common share is currently less than its book value per common share, management updated the fair value assessment as of March 31, 2009 utilizing the same independent third party specialist that performed the annual testing. The assessment of the fair value of the goodwill as of March 31, 2009 was prepared by updating the discounted cash flow analysis used in the preparation of the year-end assessment. The updated discounted cash flow analysis incorporates the March 31, 2009 financial data adjusted for the completion of a second step conversion. Based on the opinion of the independent third party specialist, the value pursuant to the discounted cash flow approach as of March 31, 2009 was above the value reached in the year-end assessment and therefore no goodwill impairment was recognized by the Company. As the Company’s stock price per common share is currently less than its book value per common share, it is reasonably possible that management may conclude that goodwill, totaling $8.4 million at March 31, 2009, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

Deposits: Total deposits increased $15.6 million, or 6.7%, to $250.5 million at March 31, 2009 compared to $234.8 million at December 31, 2008, attributable to increases in all deposit categories. The competitive interest rate environment for deposits has eased slightly in the first quarter of 2009, which resulted in an increase in certificate of deposit and individual retirement accounts of $12.9 million. The Company also increased balances in savings, NOW and money market accounts $1.3 million and increased interest bearing demand deposits $1.1 million. Non-interest bearing demand deposits also increased $423,000 at March 31, 2009 compared to December 31, 2008. The opening of the retail office in Westville, Indiana also has contributed to the growth in deposits overall.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Borrowed Funds: Federal Home Loan Bank of Indianapolis, or FHLBI, borrowings decreased $13.0 million, or 16.5%, at March 31, 2009 compared to December 31, 2008. This decrease was primarily attributable to the increase in deposits. Also contributing to the decrease in FHLBI borrowings was the increase in FDIC guaranteed unsecured debt of $4.8 million at March 31, 2009. During February 2009, the Bank issued a $5 million note due February 15, 2012 under the FDIC Temporary Debt Guarantee Program. The note bears an interest rate of 2.74% in addition to the 100 basis point FDIC guarantee fee paid by the Bank. All legal and placement fees associated with this transaction were capitalized as debt issuance costs and will be amortized to interest expense over the repayment period. The Company also increased its borrowings at the Federal Reserve discount window by $2.7 million at March 31, 2009 compared to December 31, 2008.

Total Shareholders’ Equity: Total shareholders’ equity increased $1.0 million, or 2.2%, to $47.2 million at March 31, 2009 compared to $46.1 million at December 31, 2008. The increase was primarily attributable to net income of $490,000 and an increase in other comprehensive income of $645,000, partially offset by stock repurchases of $131,000 during the first quarter of 2009. The increase in other comprehensive income was primarily due to the continued decrease in interest rates during the first quarter of 2009 and its positive impact on the market values on securities held in the Company’s available-for-sale investment portfolio at March 31, 2009.

Comparison of Operating Results for Three Month Period Ended March 31, 2009 and March 31, 2008

Net Income: Net income increased $328,000, or 202.5%, to $490,000 for the three months ended March 31, 2009 compared to $162,000 for the three months ended March 31, 2008. This increase was due to an increase in net interest income of $101,000, an increase in non-interest income of $234,000 and a decrease in noninterest expense of $163,000, offset by an increase in income tax expense of $137,000. These changes are explained in the following discussion.

Net Interest Income: Net interest income increased $101,000, or 4.2%, to $2.5 million for the three months ended March 31, 2009 compared to $2.4 million for the three months ended March 31, 2008. The increase is primarily due to an increase in the annualized net interest spread of 16 basis points, to 2.74%, for the first quarter of 2009 compared to 2.58% for the same prior year period. The primary reason for the increase in the net interest spread is the continued decline in interest rates and the impact this has had on the interest rates paid on deposits, as well as the decrease in the average cost of Federal Home Loan Bank of Indianapolis advances and the subordinated debentures.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the three months ended March 31, 2009 and March 31, 2008. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended March 31,
	2009			2008
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Loans	$223,066	$3,384	6.07%	$219,699	$3,763	6.85%
Taxable securities	93,798	1,139	4.86%	88,509	1,102	4.98%
Tax exempt securities	6,969	71	4.08%	7,125	62	3.48%
Federal Home Loan Bank of Indianpolis stock	4,206	42	3.99%	4,187	50	4.78%
Federal funds sold and other interest-bearing deposits	2,130	1	0.19%	6,792	51	3.00%

Total interest earning assets	330,169	4,637	5.62%	326,312	5,028	6.16%
Non-interest earning assets	43,265			42,594

Total assets	$373,434			$368,906

Savings deposits	$42,850	16	0.15%	$43,071	38	0.35%
Money market and NOW accounts	37,814	77	0.81%	38,861	162	1.67%
CDs and IRAs	136,503	1,174	3.44%	139,249	1,516	4.35%

Total interest-bearing deposits	217,167	1,267	2.33%	221,181	1,716	3.10%
FHLB advances	69,645	776	4.46%	66,453	804	4.84%
Subordinated debentures	5,155	57	4.42%	5,155	99	7.68%
FDIC guaranteed unsecured borrowing	2,639	26	3.94%	—	—	—
Other secured borrowings	1,090	1	0.37%	—	—	—

Total interest-bearing liabilities	295,696	2,127	2.88%	292,789	2,619	3.58%

Non-interest bearing deposits	28,060			26,055
Other liabilities	3,071			2,824

Total liabilities	326,827			321,668
Shareholders’ equity	46,607			47,238

Total liabilities & shareholders’ equity	$373,434			$368,906

Net interest income		$2,510			$2,409

Net interest rate spread			2.74%			2.58%
Net interest margin			3.04%			2.95%

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest and Dividend Income: Interest and dividend income decreased $391,000, or 7.8%, to $4.6 million for the three months ended March 31, 2009 compared to $5.0 million for the same prior year period. This decrease is primarily due to the continued decline in interest rates and the impact this has had on the yield on average interest-earning assets. This decrease was partially offset by an increase in the average interest-earning assets of $3.9 million for the three months ended March 31, 2009 compared to the same prior year period.

Interest income on loans, including fees, decreased $379,000, or 10.1%, to $3.4 million for the three months ended March 31, 2009 compared to $3.8 million for the same prior year period. This decrease is primarily attributable to a decrease in the annualized average loan yield of 78 basis points, from 6.85% to 6.07%, primarily due to a decrease in prime rate and its impact on variable rate loans as well as the pricing on new and renewed loans. A significant portion of the variable commercial real estate and variable commercial business loans include an interest rate floor of 5.00%, which has helped to prevent an even further decline in the average yield on loans. Partially offsetting the decrease in interest income is an increase in the average balance of loans of $3.4 million for the three months ended March 31, 2009 compared to the same prior year period.

Interest income from taxable securities increased $37,000, or 3.4%, to $1.1 million for the three months ended March 31, 2009 compared to $1.1 million for the same prior year period. This is due to an increase in the average balance of taxable securities of $5.3 million, or 6.0%, for the first quarter of 2009 compared to the same prior year period. The increase was attributable to a decrease in the average federal funds sold and other interest-bearing deposits over the same prior year period. Partially offsetting the increase is the 12 basis point decrease in the annualized average yield on taxable securities for the first quarter of 2009 compared to the same prior year period.

Dividend income from Federal Home Loan Bank of Indianapolis (FHLBI) stock decreased $8,000, or 16.0%, for the three months ended March 31, 2009 compared to the prior year period, primarily attributable to the decrease in the annualized average yield from 4.78% to 3.99%. The FHLBI deferred the declaration of the fourth quarter 2008 dividend, normally paid in January 2009. The dividend was deferred because of the need to finalize the review of the FHLBI’s private label mortgage backed securities for other-than-temporary impairment. On February 20, 2009 the FHLBI did announce the declaration of the fourth quarter 2008 dividend. The dividend declared on the stock was 4.00%, a decrease from 4.75% for the previous quarter. In the February 20, 2009 letter to its members, the FHLBI indicated that they determined that none of its private-label mortgage backed securities were other-than-temporarily impaired as of December 31, 2008. The first quarter 2009 dividend, normally paid in April, has not yet been announced by the FHLBI. Should the decision be made to suspend dividend payments on the FHLBI stock at some point in the future, it would have a negative impact on the Company’s earnings. Interest income from federal funds sold and other interest-bearing deposits decreased $51,000, or 100.0%, for the three months ended March 31, 2009 compared to the same prior year period. The decrease is due to the funds being invested into longer-term taxable securities.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest Expense: Interest expense decreased $492,000, or 18.8%, to $2.1 million for the three months ended March 31, 2009 compared to $2.6 million for the same prior year period. This decrease is primarily attributable to a decrease in the annualized average cost of average interest-bearing liabilities of 70 basis points to 2.88% for the three months ended March 31, 2009 from 3.58% for the same prior year period. The decrease is due to the decrease in the interest rates offered on all interest-bearing deposits in addition to a decrease in the interest rates paid on FHLBI advances and the subordinated debentures for the first quarter of 2009 compared to the same prior year period.

The annualized average cost of savings deposits decreased 20 basis points, to 0.15%, for the three months ended March 31, 2009 compared to 0.35% for the same prior year period, primarily due to management’s decision to decrease interest rates offered. The Company also experienced an 86 basis points decrease in the annualized average cost of money market and NOW accounts over the same time periods, attributable to a decrease in money market rates. The average annualized cost of certificates of deposits and IRA time deposits decreased 91 basis points to 3.44% for the first quarter of 2009 from 4.35% for the same prior year period, primarily due to the overall decrease in interest rates offered for new or renewed deposits during the first quarter of 2009 compared to the interest rates on maturing deposits. Management does not expect this significant decrease of the cost of certificates of deposits and IRA’s to continue in the future.

Interest expense on FHLBI advances decreased 38 basis points in the first quarter of 2009 compared to 2008, primarily due to the lower cost of funding on new or renewed advances compared to the cost on maturing advances. Interest expense on the subordinated debt decreased $42,000, or 42.4%, in the first quarter of 2009 compared to the same prior year period, primarily attributable to the decrease in interest rates tied to the floating rate debt. The interest rate adjusts quarterly at the rate of the three month LIBOR plus 3.10%. The average cost of the subordinated debentures was 4.42% for the three months ended March 31, 2009 compared to 7.68% for the same prior year period. On April 15, 2009 the Company executed an interest rate swap against the $5.0 million floating rate debentures for five years at an effective fixed rate of 5.54%. Management took this action in order to hedge against a potential interest rate increase over the next five years. The Company was required to pledge $100,000 as collateral to the counter party, Vining Sparks, for the next five years. Interest expense on the FDIC guaranteed unsecured borrowing originated in February 2009 was $26,000.

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $49,000 for the first quarter of 2009 compared to $16,000 for the same prior year period. Net charge-offs for the same periods were $78,000 and $96,000 respectively. The increase in the provision for loan losses was primarily due to an increase in classified loans compared to the same period last year, continued growth in commercial loans, as well as the national and local economic concerns.

The allowance for loan losses to total loans ratio was 1.11% at March 31, 2009 compared to 1.13% at December 31, 2008. Over the same time period, nonperforming loans to total loans decreased to 2.56% from 3.04%. Included in the allowance for loan losses at December 31, 2008 was a $250,000 specific reserve for a commercial and industrial loan acquired through the City Savings Financial acquisition, which was deemed appropriate due to the risk of loss as a result of concerns with the documentation supporting an SBA guarantee. Management pursued collection of the loan by requesting the SBA to honor their guarantee and in April of 2009 the guarantee was honored and the payment was received. As a result, a specific reserve was not required for this loan as of March 31, 2009, which was a primary factor for the 2 basis point decline in the allowance for loan losses to total loans ratio although there were certain negative trends during the quarter as previously discussed.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Income: Noninterest income increased $234,000, or 40.2%, to $816,000 for the three months ended March 31, 2009 compared to $582,000 for the three months ended March 31, 2008. This increase was primarily attributable to a $193,000 increase in net gains on mortgage banking activities in the first quarter of 2009 compared to the same prior year period, as a result of the continued decrease in one-to four-family residential mortgage interest rates and the refinance activity associated with it. There also was a decrease in other-than-temporary impairment charges of $142,000 in the first quarter of 2009 compared to the same prior year period. During the first quarter of 2008, the Company recorded an other-than-temporary impairment charge of $142,000 related to Freddie Mac preferred stock. There were no impairment charges recorded in the first quarter of 2009.

Partially offsetting these increases in noninterest income in the first quarter of 2009 as compared to the same prior year period was a decrease in brokerage fee income of $42,000, or 110.5%. In the first quarter of 2009, management made the decision to terminate the Bank’s retail brokerage relationship it had established with Invest Financial Corporation primarily due to the lack of profitability the division has contributed to the Company since its inception. Other income also declined due to a decrease in net gains on sales of other real estate owned (OREO) of $23,000 in the first quarter of 2009 compared to the same prior period and write downs of OREO of $61,000 during the first quarter of 2009.

Noninterest Expense: Noninterest expense decreased $163,000, or 5.8%, to $2.6 million for the first quarter of 2009 compared to $2.8 million for the same prior year period, primarily attributable to a decrease in salaries and employee benefits of $126,000. The decrease in salaries and benefits is primarily attributable to an increase in deferred loan origination costs of $73,000 from the prior year period due to the increase in refinance activity. There was also a decrease in payroll and related expenses due to a decrease of 6 full-time equivalent employees from the prior year period. Also contributing to the decrease in noninterest expense is a decrease in bank examination expense of $35,000, or 23.7%, primarily attributable to additional costs attributed to our first external audit and annual SEC reporting as a public company in the first quarter of 2008. Amortization of intangibles decreased $28,000 in the first quarter of 2009 when compared to the prior year period. The core deposit intangible asset is amortized into expense on an accelerated basis, which is the reason for the decrease.

Other expenses increased $8,000 in the first quarter of 2009, primarily due to an increase in FDIC insurance expense of $82,000, or 471.4%, to $99,000 for the first quarter of 2009 compared to $17,000 for the same prior year period. The increase is attributable to the substantial increase in premium rates set by the FDIC for 2009 along with the special credits the Bank received during the first quarter of 2008 which lowered the FDIC assessment during the prior year period. In addition to the increase in premium rates, the FDIC announced a special assessment of 10 basis points for June 30, 2009, to be collected September 30, 2009. Management estimates that the special assessment would result in an additional expense of $245,000 during the second quarter of 2009. Partially offsetting this increase was a decrease in collection and OREO related expenses of $25,000, due to real estate taxes the Bank paid on properties which were in the foreclosure process during the first quarter of 2008. We also had a decrease in postage of $11,000 due to the implementation of Check 21 during the third quarter of 2008. Insurance expense also decreased $8,000, primarily due to credits received in the first quarter of 2009 as a result of a worker’s compensation audit.

Occupancy expense increased $8,000, or 1.6%, in the first quarter of 2009, primarily attributable to the new Westville branch that opened in June of 2008. Data processing expense increased $13,000, or 13.7%, in the same time period primarily due to increased maintenance costs associated with the implementation of Check 21 in addition to the increase in the annual maintenance renewal of our core operating system.

Income Taxes: Income tax expense increased $137,000 for the first three months of 2009 compared to the same prior year period, primarily due to the increase in income before taxes of $465,000. The effective tax rate was 22.2% for the first quarter of 2009 and 1.8% for the same prior year period. The effective tax rate was significantly lower in the prior year quarter due to a higher ratio of total income before tax representing tax exempt securities and life insurance income, which resulted in an overall lower level of income before income taxes.

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

The Company’s liquid assets, defined as cash and due from financial institutions and the market value of unpledged securities available-for-sale totaled $70.8 million at March 31, 2009 and constituted 18.6% of total assets at that date compared to $62.8 million, or 17.0%, of total assets at December 31, 2008.

The Company also maintains lines of credit with the Federal Home Loan Bank. The total of these lines of credit were $83.0 million at March 31, 2009, of which $65.7 million in Federal Home Loan Bank advances were outstanding. The Company has additional securities available to pledge as collateral in order to increase our lines of credit with the Federal Home Loan Bank. At March 31, 2009, we had $65.1 million in unpledged securities available for sale. The Company actively utilizes its borrowing capacity with the Federal Home Loan Bank to manage liquidity and to provide a funding alternative to time deposits, if the Federal Home Loan Bank’s rates and terms are more favorable. The advances from the Federal Home Loan Bank can have maturities from overnight to multiple years. At March 31, 2009, $10.7 million of these advances were due within one year and $55.0 million had maturities greater than a year.

Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios and minimum ratio requirements. Under these regulations, banks are required to maintain a total risk-based capital ratio of 8.0% of risk-weighted assets and a Tier 1 risk-based capital ratio (primarily total shareholders’ equity less intangible assets) of at least 4.0% of risk-weighted assets. The Bank had total and Tier 1 risk-based capital ratios of 16.47% and 15.45% at March 31, 2009, and was “well-capitalized” under the regulatory guidelines.

In addition, regulators have adopted a minimum leverage ratio standard for Tier 1 capital to average assets. The minimum ratio for top-rated institutions may be as low as 3%. However, regulatory agencies have stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3% minimum. As of March 31, 2009, the Bank’s leverage ratio was 10.43%. Capital levels for the Bank remain above the established regulatory capital requirements.

PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Recent Regulatory Updates

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the United States Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of 1 percent of Total Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment has a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury.

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

On October 14, 2008, the Federal Deposit Insurance Corporation (FDIC) announced the creation of the Temporary Liquidity Guarantee Program (TLGP) as part of a larger government effort to strengthen confidence and encourage liquidity in the nation’s banking system. All eligible institutions are automatically enrolled in the program for the first 30 days at no cost. Organizations that did not wish to participate in the TLGP were required to opt out by December 5, 2008. After that time, participating entities will be charged fees. This program has two components. One guarantees newly issued senior unsecured debt of the participating organizations, within a certain limit, issued between October 14, 2008 and June 30, 2009. For such debts maturing beyond June 30, 2009, the guarantee will remain in effect until June 30, 2012. An annualized fee of 75 basis points multiplied by the amount of debt issued from October 14, 2008 (and still outstanding on December 6, 2008), through June 30, 2009 will be charged. The other component provides full FDIC insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of the TLGP. The Company has decided to participate in the TLGP.

On February 10, 2009, Treasury announced its Capital Assistance Program (“CAP”) under which Treasury will make capital available to financial institutions through Treasury’s purchase of cumulative mandatorily convertible preferred stock. The preferred shares will mandatorily convert to common stock after seven years. Prior to that time, the preferred shares are convertible in whole or in part at the option of the institution, subject to the approval of the institution’s primary federal regulator. The minimum investment is an amount equal to 1% of risk-weighted assets and the maximum is an amount equal to 2% of risk-weighted assets. Institutions may receive additional capital to the extent such funds are used to redeem preferred shares issued in the CPP, effectively exchanging the CAP convertible preferred stock for the preferred stock sold under the CPP. LaPorte Bancorp currently does not intend to apply for a CAP investment.

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

At March 31, 2009, given a +2.00% or –2.00% shock in interest rates, our model results in the Company’s net interest income for the next twelve months changing by $135,000, or 1.26%, and $(490,000), or (4.57)%, respectively.

The Company measures its economic value of equity at risk on a quarterly basis. Economic value of equity at risk measures the Company’s exposure to changes in its economic value of equity due to changes in a forecast interest rate environment. At March 31, 2009, given a +2.00% or -2.00% shock in interest rates, our model results in the Company’s economic value of equity at risk for the next twelve months changing by (4.97)%, and (12.57)%, respectively.

When preparing its modeling, the Company makes significant assumptions about the lag in the rate of change in various asset and liability categories. The Company bases its assumptions on past experience and comparisons with other banks, and tests the validity of its assumptions by reviewing actual results with projected expectations.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has adopted disclosure controls and procedures designed to facilitate financial reporting. The Company’s disclosure controls currently consist of communications among the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to its operations. These disclosure controls also contain certain elements of the Company’s internal controls adopted in connection with applicable accounting and regulatory guidelines. In addition, the Company’s Chief Executive Officer, Chief Financial Officer, Audit Committee and independent registered public accounting firm also meet on a quarterly basis to discuss disclosure matters. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and found them to be effective.

The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting in the last quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of March 31, 2009, there are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

As of March 31, 2009, there were no material changes to the “Risk Factors” disclosed in the Company’s Annual Report for the year ended December 31, 2008 on Form 10-K filed on March 31, 2009, except as set forth below:

Our Expenses Will Increase As A Result Of Increases In FDIC Insurance Premiums

The FDIC imposes an assessment on all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. On December 22, 2008, the FDIC published a final rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009. On February 27, 2009, the FDIC issued a final rule that revises the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter. Under the new rule, the FDIC will first establish an institution’s initial base assessment rate. This initial base assessment rate will range, depending on the risk category of the institution, from 12 to 45 basis points. The FDIC will then adjust the initial base assessment (higher or lower) based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate will range from 7 to 77.5 basis points of the institution’s deposits.

Additionally, the FDIC issued an interim rule that will impose a special 20 basis points assessment on June 30, 2009, which will be collected on September 30, 2009. Since the FDIC issued this rule, FDIC Chairman Sheila Bair has announced the FDIC’s intention to cut this special assessment in half from twenty to ten basis points provided that Congress expands the FDIC’s line of credit with the Treasury.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents a summary of the Company’s share repurchases during the quarter ended December 31, 2008.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1-January 31	22,500	$5.82	22,500	—
February 1-February 28	—	—	—	—
March 1-March 31	—	—	—	—

Total	22,500	$5.82	22,500

(1)	On December 23, 2008, the Board of Directors authorized a stock repurchase program pursuant to which the Company would repurchase, in the open market and in privately negotiated transactions, up to 55,000 of its common shares. On February 26, 2009, the Board of Directors terminated this program after 37,500 shares had been repurchased at a weighted average cost of $5.41 per share.

PART II – OTHER INFORMATION

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaPorte Bancorp, Inc.

May 8, 2009	/s/ Lee A. Brady
Date	Lee A. Brady,
President and Chief Executive Officer

May 8, 2009	/s/ Michele M. Thompson
Date	Michele M. Thompson,
Executive Vice President and Chief Financial Officer