Form 10-Q
period 2009-06-30
LaPorte Bancorp, Inc.
filed 2009-08-10
CIK 1400848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of shares of common stock outstanding at August 6, 2009: 4,635,663, par value $0.01

Page Number
PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements – LaPorte Bancorp, Inc.

Consolidated Balance Sheets, June 30, 2009 (Unaudited) and December 31, 2008	3

Consolidated Statements of Income and Comprehensive Income, Three Months Ended June 30, 2009 and 2008 (Unaudited) Six Months Ended June 30, 2009 and 2008 (Unaudited)	4

Consolidated Statements of Changes in Shareholders’ Equity, Six Months Ended June 30, 2009 and 2008 (Unaudited)	5

Consolidated Statements of Cash Flows, Six Months Ended June 30, 2009 and 2008 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	40

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults Upon Senior Securities	41

Item 4. Submission of Matters to a Vote of Security Holders	42

Item 5. Other Information	42

Item 6. Exhibits	42

Signatures	43

Certifications	44

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LAPORTE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and due from financial institutions	$6,748	$5,628
Securities available for sale	92,484	101,451
Federal Home Loan Bank (FHLB) stock, at cost (restricted)	4,206	4,206
Loans held for sale, at fair value	3,628	124
Loans, net of allowance for loan losses of $2,610 at June 30, 2009 (unaudited), $2,512 at December 31, 2008	247,836	219,926
Mortgage servicing rights	391	329
Other real estate owned	478	921
Premises and equipment, net	11,480	11,711
Goodwill	8,431	8,431
Other intangible assets	1,094	1,272
Bank owned life insurance	9,608	9,455
Accrued interest receivable and other assets	4,861	5,104

Total assets	$391,245	$368,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$32,719	$27,584
Interest bearing	224,626	207,230

Total deposits	257,345	234,814
Federal Home Loan Bank advances	58,165	78,728
Subordinated debentures	5,155	5,155
Federal Deposit Insurance Corporation (FDIC) guaranteed unsecured borrowings	4,820	—
Other secured borrowings	14,992	650
Accrued interest payable and other liabilities	3,551	3,069

Total liabilities	344,028	322,416

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 4,783,163 shares issued; and 4,635,663 and 4,658,163 shares outstanding at June 30, 2009 and December 31, 2008	48	48
Additional paid-in capital	21,212	21,235
Surplus	770	770
Retained earnings	27,100	26,108
Accumulated other comprehensive income, net of tax of $296 at June 30, 2009 (unaudited) and $198 at December 31, 2008	575	383
Treasury stock, at cost (2009 – 147,500 shares, 2008 – 125,000 shares)	(905)	(774)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,583)	(1,628)

Total shareholders’ equity	47,217	46,142

Total liabilities and shareholders’ equity	$391,245	$368,558

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$3,464	$3,567	$6,848	$7,330
Taxable securities	1,035	1,181	2,174	2,283
Tax exempt securities	111	52	182	114
FHLB stock	23	55	65	105
Other interest income	1	13	2	64

Total interest and dividend income	4,634	4,868	9,271	9,896
Interest expense
Deposits	1,248	1,523	2,515	3,239
Federal Home Loan Bank advances	743	784	1,519	1,588
Subordinated debentures	68	72	125	171
FDIC guaranteed unsecured borrowings	50	—	76	—
Other secured borrowings	6	—	7	—

Total interest expense	2,115	2,379	4,242	4,998

Net interest income	2,519	2,489	5,029	4,898

Provision for loan losses	209	76	258	92

Net interest income after provision for loan losses	2,310	2,413	4,771	4,806

Noninterest income
Service charges on deposits	210	218	410	418
ATM and debit card fees	75	73	142	141
Brokerage fees	—	57	(4)	95
Trust fees	33	43	72	79
Earnings on life insurance, net	61	97	153	188
Net gains on mortgage banking activities	339	71	639	178
Loan servicing fees, net	(4)	15	(6)	33
Net gains on securities	495	131	631	265
Other than temporary impairment on investment securities	—	(20)	—	(162)
Other income	92	45	80	77

Total noninterest income	1,301	730	2,117	1,312

Noninterest expense
Salaries and employee benefits	1,176	1,424	2,544	2,918
Occupancy and equipment	447	448	959	952
Data processing	116	92	224	187
Advertising	70	69	111	113
Bank examination fees	123	123	236	271
Amortization of intangibles	85	112	178	233
FDIC insurance	286	7	385	24
FHLB prepayment penalty	427	—	427	—
Other expenses	320	346	633	733

Total noninterest expense	3,050	2,621	5,697	5,431

Income before income taxes	561	522	1,191	687

Income tax expense	59	116	199	119

Net income	$502	$406	$992	$568

Other comprehensive income
Unrealized gain (loss) on securities available for sale	$(775)	$(2,759)	$202	$(1,400)
Unrealized gain on derivative instrument	88	—	88	—
Income tax effect	234	938	(98)	476

Other comprehensive income (loss)	(453)	(1,821)	192	(924)

Comprehensive income (loss)	$49	$(1,415)	$1,184	$(356)

Basic and diluted earnings per share	$0.11	$0.09	$0.22	$0.12

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Six months ended June 30, 2009 and 2008

(in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Unearned ESOP Shares	Total
Balance at January 1, 2008	$48	$21,266	$770	$26,563	$(224)	$—	$(1,718)	$46,705
Comprehensive income (loss):
Net income	—	—	—	568	—	—	—	568
Cumulative effect of adoption of EITF 06-4	—	—	—	(55)	—	—	—	(55)
Other comprehensive income (loss):
Net change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	(924)	—	—	(924)
Total comprehensive income (loss)								(411)
ESOP shares earned, 4,522 shares	—	(13)	—	—	—	—	45	32

Balance at June 30, 2008	$48	$21,253	$770	$27,076	$(1,148)	$—	$(1,673)	$46,326

Balance at January 1, 2009	$48	$21,235	$770	$26,108	$383	$(774)	$(1,628)	$46,142
Comprehensive income:
Net income	—	—	—	992	—	—	—	992
Other comprehensive income:
Net change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	134	—	—	134
Net change in unrealized gain on derivative instrument, net of tax effect	—	—	—	—	58	—	—	58
Total comprehensive income								1,184
Treasury shares purchased, 22,500 shares	—	—	—	—	—	(131)	—	(131)
ESOP shares earned, 4,522 shares	—	(23)	—	—	—	—	45	22

Balance at June 30, 2009	$48	$21,212	$770	$27,100	$575	$(905)	$(1,583)	$47,217

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$992	$568
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	395	382
Provision for loan losses	258	92
Net gains on securities	(631)	(265)
Other than temporary impairment on investment securities	—	162
Net gains on sales of loans	(502)	(150)
Originations of loans held for sale	(34,526)	(13,264)
Proceeds from sales of loans held for sale	31,524	12,726
Recognition of mortgage servicing rights	(137)	(20)
Amortization of mortgage servicing rights	82	41
Net change in loan servicing rights valuation allowance	(7)	—
Net (gains) losses on sales of other real estate owned	(23)	16
Write down of other real estate owned	94	—
Earnings on life insurance, net	(153)	(188)
Amortization of intangible assets	178	233
ESOP compensation expense	22	32
Amortization of issuance costs of unsecured borrowings	23	—
Change in assets and liabilities:
Accrued interest receivable and other assets	233	723
Accrued interest payable and other liabilities	482	476

Net cash from operating activities	(1,696)	1,564

Cash flows from investing activities
Net change in loans	(28,245)	3,183
Proceeds from sales of other real estate owned	449	438
Proceeds from call of interest-bearing time deposit in other financial institutions	—	100
Proceeds from maturities, calls and principal repayments of securities available for sale	15,801	14,302
Proceeds from sales of securities available for sale	23,611	18,747
Purchases of securities available for sale	(29,612)	(35,543)
Premises and equipment expenditures, net	(164)	(1,081)

Net cash from investing activities	(18,160)	146

Cash flows from financing activities
Net change in deposits	22,531	(2,755)
Proceeds from FHLB advances	2,500	48,360
Repayment of FHLB advances	(23,063)	(47,383)
Proceeds from issuance of unsecured borrowing, net of issuance costs	4,797	—
Proceeds from other secured borrowings	341,656	—
Repayment of other secured borrowings	(327,314)	—
Purchase of treasury stock	(131)	—

Net cash from financing activities	20,976	(1,778)

Net change in cash and cash equivalents	1,120	(68)

Cash and cash equivalents at beginning of period	5,628	9,937

Cash and cash equivalents at end of period	$6,748	$9,869

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$4,224	$5,148
Income taxes paid	45	—
Supplemental noncash disclosures:
Transfers from loans receivable to other real estate owned	$77	$472

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

With operating results being so closely related to and responsive to changes in economic conditions, the results for the six-month period ended June 30, 2009 may not necessarily indicate the results to be expected for the full year ending December 31, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards:

FSP EITF 03-06-01

In June 2008, the FASB issued FSP No. EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FASB staff position concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. Entities that have participating securities that are not convertible into common stock are required to use the “two-class” method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This FASB staff position is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This FASB staff position became effective for the Company on January 1, 2009. The impact of adoption was not material to the Company’s earnings per share data.

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

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS - continued

FSP FASB Statement No. 157-4

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FASB staff position provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FASB staff position during second quarter 2009 did not have a material impact on the Company’s consolidated financial position or results of operations.

FSP FASB Statement No. 115-2 & 124-2

In April 2009, the FASB issued FASB Staff Position No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FASB staff position amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities. If an entity determines that it has an other-than-temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The staff position expands disclosures about other-than-temporary impairment and requires that the annual disclosures in FASB Statement No. 115 and FSP FAS 115-1 and FAS 124-1 be made for interim reporting periods. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FASB staff position during second quarter 2009 did not have a material impact on the Company’s consolidated financial position or results of operations.

FSP FASB Statement No. 107-1 and APB 28-1

In April 2009, the FASB issued FASB Staff Position FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FASB staff position amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The staff position also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FASB staff position during second quarter 2009 did not have a material impact on the Company’s consolidated financial position or results of operations.

FSP FASB Statement No. 165

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature, and is effective for interim and annual periods ending after June 15, 2009. The impact of adoption during second quarter 2009 was not material to the Company’s consolidated financial position or results of operations.

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

NOTE 3 – EARNINGS PER SHARE

Basic earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common share equivalents (-0- for the three and six months ended June 30, 2009 and 2008). Diluted earnings per common share is equal to basic earnings per common share for the periods ended June 30, 2009 and 2008, as there were no potentially dilutive common shares for the three and six months ended June 30, 2009 and 2008. The factors used in the earnings per common share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Basic
Net income	$502	$406	$992	$568

Weighted average common shares outstanding	4,635,663	4,783,163	4,638,439	4,783,163
Less: Average unallocated ESOP shares	(159,413)	(168,458)	(160,543)	(169,588)

Average shares	4,476,250	4,614,705	4,477,896	4,613,575

Basic earnings per common share	$0.11	$0.09	$0.22	$0.12

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

June 30, 2009 (Unaudited)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury and federal agency	$8,986	$114	$(45)	$9,055
State and municipal	14,089	83	(272)	13,900
Mortgage-backed securities – Residential	35,000	904	(29)	35,875
Government agency sponsored collateralized mortgage obligations	19,359	282	(55)	19,586
Privately held collateralized mortgage obligations	8,275	237	(59)	8,453
Corporate debt securities	5,992	4	(381)	5,615

Total	$91,701	$1,624	$(841)	$92,484

December 31, 2008	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury and federal agency	$10,855	$180	$—	$11,035
State and municipal	6,293	28	(121)	6,200
Mortgage-backed securities—Residential	51,928	1,112	(82)	52,958
Government agency sponsored collateralized mortgage obligations	17,718	109	(116)	17,711
Privately held collateralized mortgage obligations	8,024	45	(181)	7,888
Corporate debt securities	6,042	13	(406)	5,649

Total debt securities	100,860	1,487	(906)	101,441
Equity securities	10	—	—	10

Total	$100,870	$1,487	$(906)	$101,451

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE - continued

Securities with unrealized losses at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

June 30, 2009 (Unaudited)	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and federal agency	$4,019	$(45)	$-	$-	$4,019	$(45)
State and municipal	8,839	(248)	785	(24)	9,624	(272)
Mortgage-backed Securities - Residential	3,534	(29)	—	—	3,534	(29)
Government agency sponsored collateralized mortgage obligations	4,786	(55)	—	—	4,786	(55)
Privately held collateralized mortgage obligations	427	(8)	974	(51)	1,401	(59)
Corporate debt securities	956	(39)	3,658	(342)	4,614	(381)

Total temporarily impaired	$22,561	$(424)	$5,417	$(417)	$27,978	$(841)

December 31, 2008	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$2,493	$(81)	$1,975	$(40)	$4,468	$(121)
Mortgage-backed Securities - Residential	10,985	(82)	—	—	10,985	(82)
Government agency sponsored collateralized mortgage obligations	4,043	(12)	7,368	(104)	11,411	(116)
Privately held collateralized mortgage obligations	4,253	(142)	582	(39)	4,835	(181)
Corporate debt securities	4,631	(406)	—	—	4,631	(406)

Total temporarily impaired	$26,405	$(723)	$9,925	$(183)	$36,330	$(906)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE - continued

At June 30, 2009, the Company held 54 investments in debt securities which were in an unrealized loss position of which 40 were in an unrealized loss position for less than twelve months and 14 were in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for potential other than temporary impairment, relying primarily on industry analyst reports and observation of market conditions and interest rate fluctuations. Except as disclosed below, management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted declines in fair value are considered temporary and due only to normal market interest rate fluctuations. The Company has the ability and intent to hold these debt securities for a period sufficient to allow for the anticipated full recovery in fair value.

During 2008, certain government sponsored enterprise equity securities and a Lehman Brothers debt security were determined to have declines in market values that were considered to be “other than temporary” and accordingly an impairment charges to earnings of $1,711 were recorded. In making these determinations, management considered: (1) the fact that certain of these securities were previously considered to have declines in market values that were considered to be “other than temporary”, (2) the financial condition and near term prospects of the issuers, and (3) the Company’s ability and intent to hold the securities for a period sufficient to allow for any anticipated recovery in fair value. During June 2009, the Company sold the certain government sponsored enterprise equity securities it had recorded “other than temporary” impairment charges on in 2008. The Company recorded a $20 gain on the sale of these securities.

Sales of securities available for sale for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Proceeds	18,875	6,037	23,611	18,747
Gross gains	513	128	648	268
Gross losses	(16)	(5)	(16)	(57)

Proceeds from calls of securities available for sale during the three months ended June 30, 2009 and 2008 were $2,765 and $800 with gross gains of $1 and $8 and gross losses of $(3) and $0.

Proceeds from calls of securities available for sale during the six months ended June 30, 2009 and 2008 were $5,315 and $6,954 with gross gains of $1 and $54 and gross losses of $(2) and $0.

The amortized cost and fair value of debt securities at June 30, 2009 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and CMOs are shown separately.

	Amortized Cost	Fair Value

Due in one year or less	$2,081	$2,085
Due from one to five years	3,105	3,025
Due from five to ten years	10,612	10,392
Due after ten years	13,269	13,068

Subtotal	29,067	28,570
Mortgage-backed securities and CMOs	62,634	63,914

Total	$91,701	$92,484

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE - continued

Securities pledged at June 30, 2009 and December 31, 2008 had a fair value of approximately $57,224 and $44,183 and were pledged to secure public deposits, FHLB advances and short-term borrowings through the Federal Reserve Discount Window.

NOTE 5 – LOANS

Loans at June 30, 2009 (Unaudited) and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)

Commercial	$16,648	$19,390
Real Estate:
Residential	77,045	85,462
Commercial	85,783	80,538
Construction	9,720	7,736
Mortgage warehouse	32,760	—
Consumer	28,357	29,201

Subtotal	250,313	222,327
Less: Net deferred loan (fees) costs	133	111
Allowance for loan losses	(2,610)	(2,512)

Loans, net	$247,836	$219,926

During the month of May 2009, a mortgage warehouse lending division was established at the Bank. This division has specific mortgage companies as customers of the Bank. Individual mortgage loans are originated by the mortgage companies and are funded by the Bank as a secured borrowing with the mortgages pledged as collateral under the Bank’s agreement with the mortgage company. Each individual mortgage is assigned to the Bank until the loan is sold to the secondary market by the mortgage company. Also, the Bank takes possession of each original note and forwards such note to the end investor once the mortgage company has sold the loan. The individual loans are typically sold by the mortgage company within 30 days of origination and are seldom held more than 90 days. Interest income is accrued by the Bank during this period and fee income for each loan sold is collected when the sale has been completed. As of June 30, 2009, the Bank had repurchase agreements with seven mortgage companies. During the second quarter of 2009, the mortgage companies originated $126,038 in mortgage loans and sold $93,278 in mortgage loans. The Bank recorded interest income of $221, mortgage warehouse loan fees of $59 and wire transfer fees of $12 during the second quarter of 2009.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS - continued

Activity in the allowance for loan losses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Beginning balance	$2,483	$1,717	$2,512	$1,797
Provision for loan losses	209	76	258	92
Loans charged-off	(95)	(39)	(193)	(153)
Recoveries	13	23	33	41

Ending balance	$2,610	$1,777	$2,610	$1,777

Purchased Loans Subject to SOP 03-3

The Company purchased loans during 2007, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)

Commercial	$111	$125
Commercial real estate	1,032	1,323
Consumer	19	21
Residential real estate	179	186

Outstanding balance	$1,341	$1,655

Carrying amount, net of allowance of $0	$825	$986

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Beginning balance	$62	$121	$78	$126
Reclassification from non-accretable yield	16	129	62	165
Accretion of income	(34)	(120)	(96)	(161)

Ending balance	$44	$130	$44	$130

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

The fair value of derivative financial instruments, including interest rate swaps, is based on derivative valuation models using market data inputs as of the valuation date that can generally be verified and do not typically involve significant management judgments (Level 2 inputs).

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at
		June 30, 2009
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$92,484	$—	$92,484	$—
Loans held for sale	3,628	—	3,628	—
Derivatives - residential mortgage loan commitment	66	—	66	—
Derivatives - interest rate swaps	88	—	88	—

		December 31, 2008
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$101,451	$10	$101,441	$—
Loans held for sale	124	—	124	—
Derivatives - residential mortgage loan commitment	31	—	31	—

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

The difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale and residential mortgage loan commitment derivatives was:

	June 30, 2009
	Aggregate Fair Value	Difference	Contractual Principal
Loans held for sale	$3,628	$46	$3,582
Derivatives - residential mortgage loan commitment	4,152	66	4,086

	December 31, 2008
	Aggregate Fair Value	Difference	Contractual Principal
Loans held for sale	$124	$4	$120
Derivatives - residential mortgage loan commitment	1,816	31	1,785

For items for which the fair value option has been elected, interest income is recorded within the consolidated statements of income and comprehensive income based on the contractual amount of interest income earned on financial assets (none were delinquent or in nonaccrual status).

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended June 30, 2009 and 2008:

	Changes in Fair Values for the three months ended June 30, 2009 and 2008, for the Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Other Gains and Losses	Interest Income	Interest Expense	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended June 30, 2009
Assets:
Loans held for sale	$17	$1	$—	$18

Three Months Ended June 30, 2008
Assets:
Loans held for sale	$(3)	$(2)	$—	$(5)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the six months ended June 30, 2009 and 2008:

	Changes in Fair Values for the six months ended June 30, 2009 and 2008, for the Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Other Gains and Losses	Interest Income	Interest Expense	Total Changes in Fair Values Included in Current Period Earnings
Six Months Ended June 30, 2009
Assets:
Loans held for sale	$46	$5	$—	$51

Six Months Ended June 30, 2008
Assets:
Loans held for sale	$12	$—	$—	$12

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
		June 30, 2009
	June 30, 2009	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with specific loss allocations – collateral dependent	$1,252	$1,252
Other real estate owned	478	478
Mortgage servicing rights	391	391

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

The following represent impairment charges recognized during the three and six months ended June 30, 2009 for assets measured at fair value:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had an estimated fair value of $1,252 and $970, with a valuation allowance of $574 and $730 at June 30, 2009 and December 31, 2008. An additional provision for loan losses of $199 was recorded for the three and six months ended June 30, 2009. An additional provision for loan losses of $730 was recorded for the year ended December 31, 2008.

Other real estate owned, which is measured for impairment using the fair value of the underlying collateral, had an estimated fair value of $478, with a valuation allowance of $68 at June 30, 2009, resulting in an additional write-down of $34 and $68 for the three and six months ended June 30, 2009 which were included in other income in the consolidated income statements.

Mortgage servicing rights, which are carried at the lower of cost or fair value, were written down to fair value of $391 at June 30, 2009 with a valuation allowance of $35. Provision expense of $6 and $7 was reversed during the three and six months ended June 30, 2009. This provision expense was included in loan servicing fees, net in the consolidated income statements.

NOTE 7 – BORROWINGS

On February 11, 2009, the Bank issued a $5,000 note due on February 15, 2012 under the FDIC Temporary Debt Guarantee Program. The note bears an interest rate of 2.74% in addition to the 100 basis point FDIC guarantee fee paid by the Bank. The Bank’s FDIC debt guarantee limit is $6,269. Interest payments are required to be made semiannually in arrears on February 15 and August 15 in each year commencing on August 15, 2009, and on the maturity date. All legal and placement fees associated with this transaction were capitalized as debt issuance costs and will be amortized to interest expense over the repayment period on a straight-line basis. At June 30, 2009, the unamortized debt issuance costs totaled $180. The Bank is required to report, by the thirtieth calendar day following the end of a month, the total amount of all FDIC-guaranteed debt (and any interest accrued and unpaid on that debt) as of the preceding month’s end.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 8 – INTEREST RATE SWAP

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent an amount exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreement.

Interest Rate Swaps Designated as Cash Flow Hedges: During the second quarter of 2009, the Company entered into an interest rate swap with a notional amount of $5,000 which is designated as a cash flow hedge of the Company’s subordinated debenture and was determined to be fully effective during this time period. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swap is recorded in other assets with changes in fair value recorded in other comprehensive income, net of tax. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedge no longer be considered effective. The Company expects the hedge to remain fully effective during the remaining term of the swap. In accordance with the interest rate swap agreement, the Company provided $100 of cash collateral as an independent amount required under the agreement. The collateral is held in safekeeping by Bank of New York.

The following table summarizes the fair value of the derivative financial instrument utilized by the Company:

	Asset Derivatives June 30, 2009
	Balance Sheet Location	Fair Value
Derivative designated as hedging instrument under Statement 133
Interest rate contract	Other Assets	$88

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2009 is as follows:

Three months ended June 30, 2009
Derivatives in Statement 133 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contract	Interest income/(expense)	$ (14)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2009 is as follows:

Six months ended June 30, 2009
Derivatives in Statement 133 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contract	Interest income/ (expense)	$ (14)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with FSP FAS 107-1, the carrying amounts and estimated fair values of financial instruments at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from financial institutions	$6,748	$6,748	$5,628	$5,628
Securities available for sale	92,484	92,484	101,451	101,451
Federal Home Loan Bank stock	4,206	N/A	4,206	N/A
Loans held for sale	3,628	3,628	124	124
Loans, net	247,836	250,203	219,926	221,324
Accrued interest receivable	1,486	1,486	1,450	1,450
Derivatives – interest rate swap	88	88	—	—

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Deposits	$(257,345)	$(249,840)	$(234,814)	$(238,304)
Federal Home Loan Bank advances	(58,165)	(60,022)	(78,728)	(81,321)
Subordinated debentures	(5,155)	(3,240)	(5,155)	(3,087)
FDIC guaranteed unsecured borrowings	(4,820)	(5,124)	—	—
Other secured borrowings	(14,992)	(14,992)	(650)	(650)
Accrued interest payable	(430)	(430)	(412)	(412)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and due from financial institutions, accrued interest receivable and payable, demand deposits, other secured borrowings and variable rate loans or deposits that reprice frequently and fully. As disclosed in more detail in Note 6, security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk without considering widening credit spreads due to market illiquidity. As disclosed in more detail in Note 6, fair values of impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The fair value of FHLB stock is not determinable as there are restrictions on its transferability. As disclosed in more detail in Note 6, the fair value of our derivative financial instruments, including interest rate swaps, is based on valuation models using market data inputs as of the valuation date. Fair value of subordinate debentures is based on current rates for similar financing utilizing the forward LIBOR curve. The fair value of Federal Home Loan Bank advances, FDIC guaranteed unsecured borrowings and other secured borrowings are based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements and is not considered significant to this presentation.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

Disclosures include estimated fair values for financial instruments for which it is practicable to estimate fair value. These estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented.

NOTE 10 – SUBSEQUENT EVENTS

We have evaluated subsequent events through August 10, 2009. We do not believe any subsequent events have occurred that would require further disclosure or adjustment to the Company’s consolidated financial position or results of operations.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of the Company and certain subsidiaries are detailed in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•	changes in prevailing real estate values and loan demand both nationally and within our current and future market area;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the amount of assessment we are required to pay for FDIC deposit insurance;

•	legislative or regulatory changes that adversely affect our business including our compliance costs;

•	our ability to successfully manage our plan to increase our commercial lending;

•	the financial health of certain entities, including government sponsored enterprises, the securities of which are owned or acquired by the Company;

•	adverse changes in the securities market;

•	the costs, effects and outcomes of existing or future litigation;

•	the economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks;

•	the success of our new mortgage warehouse lending program;

•	the ability of the Company to manage the risks associated with the foregoing factors as well as anticipated risk factors.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

General: Total assets increased $22.7 million, or 6.2%, to $391.2 million at June 30, 2009 from $368.6 million at December 31, 2008. The increase was primarily due to an increase in net loans of $27.9 million attributable to the implementation of a mortgage warehouse lending program. The Company started a mortgage warehousing business line in May of 2009. This business line has approved specific mortgage companies through which individual mortgage loans are originated by the mortgage companies and are funded by the Bank, as a secured borrowing with pledge of collateral under the Company’s agreement with the mortgage company. The increase in net loans was partially offset by a decrease in securities available for sale of $9.0 million. The increase in assets was funded through an increase in deposits of $22.5 million and a FDIC guaranteed unsecured borrowing and other secured borrowings of $19.2 million, respectively, offset by a decrease in FHLB of Indianapolis advances of $20.6 million.

Investment Securities: Total securities available for sale decreased $9.0 million, or 8.8%, to $92.5 million at June 30, 2009 from $101.5 million at December 31, 2008. The decrease was primarily due to the sale of approximately $13.0 million mortgage-backed securities, a majority of which the proceeds were used to retire $7.5 million Federal Home Loan Bank of Indianapolis advances with a stated maturity in 2010 and a cost of 5.97%. A portion of the proceeds from the sale were also used to fund the mortgage warehouse loans. As of June 30, 2009, management reviewed the securities available for sale portfolio for possible other-than-temporary impairment and determined there were no impairment charges to be recorded in the second quarter of 2009. In June of 2009, the Company sold the remaining Freddie Mac preferred stock issues it held in the investment portfolio and recorded a net gain of $20,000. The Company held $5.6 million in corporate debt securities which had a net unrealized loss of $(377,000) at June 30, 2009, down from a net unrealized loss of $(720,000) at March 31, 2009. These investments are considered investment grade securities and the Company has been, and expects to continue to be paid as agreed.

Loans Held for Sale: Loans held for sale increased $3.5 million to $3.6 million at June 30, 2009 from $124,000 at December 31, 2008, which is attributable to the increase in refinance activity in one-to four-family residential mortgages that are sold to the secondary market. The increased refinance activity began near the end of 2008 and has continued into the second quarter of 2009. The Company does not anticipate this level of refinance activity to continue for the entire year.

Net Loans: Net loans increased $27.9 million, or 12.7%, to $247.8 million at June 30, 2009 compared to $219.9 million at December 31, 2008, primarily due to in the implementation of a mortgage warehouse lending program and an increase in commercial real estate loans. The Bank has continued to see a decrease in one-to four-family residential real estate loans due to the refinance activity in the current interest rate environment with a majority of our new loans being sold in the secondary market.

Commercial real estate loans increased $5.2 million, or 6.5%, to $85.8 million at June 30, 2009 compared to $80.5 million at December 31, 2008. The Bank has continued to see a demand for commercial real estate lending, primarily in the Michigan City and Porter County markets served. The largest commercial real estate loan originated in the first six months of 2009 was in the amount of $2.5 million and was for the purchase of an existing hotel in Valparaiso, Indiana.

Commercial loans decreased $2.7 million, or 14.1%, to $16.6 million at June 30, 2009 compared to $19.4 million at December 31, 2008, primarily due to a decrease in loans to states and political subdivisions of $1.4 million. The decrease was attributable to the maturity and payoff of a local tax anticipation warrant. The remaining decrease in commercial loans was due to approximately $1.1 million in loans that paid off during the first six months of 2009 and due to normal payments.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Nonperforming Assets: The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One- to four- family (1)	$735	$449
Five or more family	—	—
Commercial (2)	2,674	3,036
Construction	881	1,588
Land	1,011	—

Total real estate	$5,301	$5,073
Consumer and other loans:
Home equity (3)	426	121
Commercial	963	1,535
Indirect automobile and other	5	21

Total consumer and other loans	1,394	1,677

Total nonaccrual loans	$6,695	$6,750

Troubled debt restructured
Commercial real estate	$—	$—

Total troubled debt restructured	$—	$—

Loans greater than 90 days delinquent and still accruing:
Real estate:
One- to four- family	$—	$—
Five or more family	—	—
Commercial	—	—
Construction	—	—
Land	—	—

Total real estate	$—	$—

Consumer and other loans:
Home equity	—	—
Commercial	—	—
Indirect automobile and other	—	—

Total consumer and other loans	$—	$—

Total nonperforming loans	$6,695	$6,750

Foreclosed assets:
One- to four- family	$478	$917
Five or more family	—	—
Commerical	—	—
Construction	—	—
Land	—	4
Consumer	—	—
Business assets	—	—

Total foreclosed assets	$478	$921

Total nonperforming assets	$7,173	$7,671

Ratios:
Nonperforming loans to total loans	2.67%	3.04%
Nonperforming assets to total assets	1.83%	2.08%

(1)	$129 and $135 of the nonaccrual one- to four- family loans at June 30, 2009 and December 31, 2008 were included for treatment under SOP 03-3 after the acquisition of City Savings Bank.
(2)	$0 and $191 of the nonaccrual commercial real estate loans at June 30, 2009 and December 31, 2008 were included for treatment under SOP 03-3 after the acquisition of City Savings Bank.
(3)	$19 and $21 of the nonaccrual home equity loans at June 30, 2009 and December 31, 2008 were included for treatment under SOP 03-3 after the acquisition of City Savings Bank.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Total construction loans increased $2.0 million, or 25.6%, to $9.7 million at June 30, 2009 compared to $7.7 million at December 31, 2008, due to an increase in commercial construction loans of $3.2 million offset by a decrease in residential construction loans of $1.2 million. The increase in commercial construction is primarily attributable to an increase in draws on existing construction lines of approximately $1.7 million in order to complete the projects. Management estimates that approximately $5.7 million in commercial construction loans will convert to permanent financing in the next 90 to 120 days. The largest commercial construction loan was $2.8 million at June 30, 2009 for the construction of an apartment complex in Michigan City, Indiana. In addition to the increase in the existing construction loans there was a new construction loan in the amount of $781,000 for the purchase and renovation of an existing commercial building, which will be leased to a national restaurant chain. There was also a new construction loan in the amount of $568,000 for the purchase of an additional location for an existing restaurant franchise. The Bank does not have a concentration in the restaurant industry, nor does it intend to substantially increase this line of business.

Mortgage warehouse loans increased $32.8 million at June 30, 2009, due to the establishment of the mortgage warehouse lending division at the Bank. In May of 2009, the Company introduced the new mortgage warehousing line of business, headed up by an individual brought into the organization with an extensive background in this field. This business line has specific mortgage companies as customers of the Bank. Individual mortgage loans are originated by the mortgage companies and funded by the Bank as a secured borrowing with the mortgages pledged as collateral under the Bank’s agreement with the mortgage company. Each individual mortgage is assigned to The La Porte Savings Bank until the loan is sold to the secondary market by the mortgage company. In addition, the Bank takes possession of each original note and forwards such note to the end investor once the mortgage company has sold the loan. These individual loans are typically sold by the mortgage company within 30 days and are seldom held more than 90 days. Interest income is accrued during this period and fee income for each loan sold is collected when the loan is sold. Agency eligible, governmental (FHA insured or VA guaranteed) and Jumbo residential mortgage loans that are secured by mortgages placed on existing one-to four-family dwellings will be allowed to be purchased and placed in the warehouse line.

One-to four–family residential loans decreased $8.4 million, or 9.8%, to $77.0 million at June 30, 2009 compared to $85.5 million at December 31, 2008, primarily attributable to the increase in refinance activity in the first six months of 2009. The Bank has continued to sell the majority of its fixed rate one-to four-family residential real estate loans originated in the secondary market, which along with the repayment and refinance activity has accounted for the decrease.

There were no material changes in total consumer and home equity loans, including indirect automobile loans at June 30, 2009 compared to December 31, 2008, although the Bank has continued to experience a decrease in indirect automobile loans. At June 30, 2009, indirect automobile loans decreased $824,000 or 13.6%, to $5.2 million compared to $6.0 million at December 31, 2008, which is attributable to management’s decision to decrease our exposure in this type of lending over the last several years. The demand for consumer and home equity loans remains low due to the general economic conditions in the market.

The allowance for loan losses increased $98,000 to a balance of $2.6 million at June 30, 2009 compared to $2.5 million at December 31, 2008. The allowance for loan losses to total loans ratio was 1.04% at June 30, 2009 compared to 1.13% at December 31, 2008. Total nonperforming loans to total loans ratio was 2.67% at June 30, 2009 compared to 3.04% at December 31, 2008. Total nonperforming assets to total assets decreased to 1.83% at June 30, 2009 compared to 2.08% at December 31, 2008. Total nonperforming loans were $6.7 million at June 30, 2009 compared to $6.8 million at December 31, 2008, however total loans and assets increased over the same time period due to the increase in the mortgage warehouse loans resulting in the improved nonperforming ratios. A reserve was established for the mortgage warehouse loans at June 30, 2009 based primarily on the historical one-to four-family residential loan portfolio historical loss ratios.

Other Real Estate Owned: Other real estate owned decreased $443,000, to $478,000 at June 30, 2009 compared to $921,000 at December 31, 2008, primarily due to the sale of several properties. The Bank received proceeds of $449,000 on the sale of these properties. Gross gains of $24,000 and gross losses of $1,000 were recorded on the sale of the properties.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Goodwill and Other Intangible Assets: The Company’s goodwill totaled $8.4 million at June 30, 2009 and December 31, 2008. Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, requires goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The first annual impairment review of the $8.4 million of goodwill previously recorded was performed in the fourth quarter of 2008 and based on the opinion of an independent third party specialist; no goodwill impairment was recognized by the Company.

As the Company’s stock price per common share is currently less than its book value per common share, management updated the fair value assessment as of June 30, 2009 utilizing the same independent third party specialist that performed the annual testing. The assessment of the fair value of the goodwill as of June 30, 2009 was prepared by updating the discounted cash flow analysis used in the preparation of the year-end assessment. The updated discounted cash flow analysis incorporated the June 30, 2009 financial data adjusted for the completion of a second step conversion. Based on the opinion of the independent third party specialist, the value pursuant to the discounted cash flow approach as of June 30, 2009 was above the value reached in the year-end assessment and therefore no goodwill impairment was recognized by the Company. As the Company’s stock price per common share is currently less than its book value per common share, it is reasonably possible that management may conclude that goodwill, totaling $8.4 million at June 30, 2009, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

Deposits: Total deposits increased $22.5 million, or 9.6%, to $257.3 million at June 30, 2009 compared to $234.8 million at December 31, 2008, which is attributable to increases in all deposit categories. The largest increase was in the certificate of deposit and individual retirement accounts, which increased by $11.7 million in the first six months of 2009. The Bank became a member of the Certificate of Deposit Account Registry Service (CDARS) program in 2009 as an additional source of funding. This service allows network members to offer customers up to $50 million in FDIC insurance as a means to obtain funding; attract, grow, and retain customer relationships; and reduce collateralization costs. CDARS also allows member banks to purchase funds at competitive rates without collateralization or credit limits. Additionally, it enables members to place “excess” deposits with other members and to earn fee income in the process, all while maintaining complete control over our customer relationships. These funds are considered brokered certificates of deposit and at June 30, 2009 total CDARS certificates of deposit totaled $2.0 million. This program will be one of the sources of funding for the mortgage warehouse program, if necessary. Retail certificates of deposit and individual retirement accounts also increased over the first six months of 2009. The interest rates offered on certificates of deposit remain competitive with the local institutions in order to provide funding for the increased loan demand. The Company also increased balances in savings, NOW and money market accounts $4.2 million and increased interest bearing demand deposits $1.5 million at June 30, 2009 compared to December 31, 2008. Non-interest bearing demand deposits also increased $5.1 million at June 30, 2009 compared to December 31, 2008, partially due to an increase in cashier’s checks of $2.2 million. There have been two major marketing campaigns as well as increased business development efforts over the first six months of 2009, which may have also contributed to the increase in deposits.

Borrowed Funds: Federal Home Loan Bank of Indianapolis, or FHLBI, borrowings decreased $20.6 million, or 26.1%, at June 30, 2009 compared to December 31, 2008. This decrease was primarily attributable to a shift in the funding sources to the Federal Reserve discount window as well as the early retirement of $7.5 million FHLBI advances in June of 2009. Overnight borrowings at the Federal Reserve discount window increased $14.3 million, to $15.0 million at June 30, 2009 compared to $650,000 at December 31, 2008, primarily due to the funding needed for the mortgage warehouse loans. Also contributing to the decrease in FHLBI borrowings was the increase in FDIC guaranteed unsecured debt of $4.8 million at June 30, 2009 compared to December 31, 2008. During February 2009, the Bank issued a $5.0 million note due February 15, 2012 under the FDIC Temporary Debt Guarantee Program. The note bears an interest rate of 2.74% in addition to the 100 basis point FDIC guarantee fee paid by the Bank. All legal and placement fees associated with this transaction were capitalized as debt issuance costs and will be amortized to interest expense over the repayment period.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Total Shareholders’ Equity: Total shareholders’ equity increased $1.1 million, or 2.3%, to $47.2 million at June 30, 2009 compared to $46.1 million at December 31, 2008. The increase was primarily attributable to net income of $992,000 and an increase in other comprehensive income of $192,000, partially offset by stock repurchases of $131,000 during the first six months of 2009. The increase in other comprehensive income was primarily due to the continued decrease in interest rates during the first six months of 2009 and its positive impact on the market values on securities held in the Company’s available-for-sale investment portfolio at June 30, 2009.

Comparison of Operating Results for Three Month Period Ended June 30, 2009 and June 30, 2008

Net Income: Net income increased $96,000, or 23.6%, to $502,000 for the three months ended June 30, 2009 compared to $406,000 for the three months ended June 30, 2008. Net interest income remained relatively flat with an increase of $30,000. The provision for loan losses increased $133,000 compared to the prior year period. Noninterest income increased $571,000, offset by an increase in noninterest expense of $429,000 and a decrease in income tax expense of $57,000. These changes are explained in the following discussion.

Net Interest Income: Net interest income increased $30,000, or 1.2%, to $2.5 million for the three months ended June 30, 2009 compared to $2.5 million for the three months ended June 30, 2008. This increase is primarily due to an increase in the average net interest-earning assets of $5.2 million, attributable to the increase in the mortgage warehouse loans. The annualized net interest spread decreased 9 basis points for the three months ended June 30, 2009 compared to the same prior year period. The primary reason for the decrease in the net interest spread is due to the continued decline in interest rates and the impact this has had on the loan and investment yields. Also impacting this decline in net interest spread is the decrease in the FHLBI dividend to 2.19% for the three months ended June 30, 2009 compared to 5.25% in the same prior year period. The average cost on deposits and borrowings has also decreased but not enough to offset the decrease in the loan and investment yields.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the three months ended June 30, 2009 and June 30, 2008. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended June 30,
	2009			2008
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Loans	$233,964	$3,464	5.92%	$217,852	$3,567	6.55%
Taxable securities	92,667	1,035	4.47%	95,078	1,181	4.97%
Tax exempt securities	10,268	111	4.32%	5,678	52	3.66%
Federal Home Loan Bank of Indianapolis stock	4,206	23	2.19%	4,187	55	5.25%
Federal funds sold and other interest-bearing deposits	1,470	1	0.27%	2,592	13	2.01%

Total interest earning assets	342,575	4,634	5.41%	325,387	4,868	5.98%
Non-interest earning assets	41,794			42,065

Total assets	$384,369			$367,452

Savings deposits	$44,040	12	0.11%	$43,444	28	0.26%
Money market and NOW accounts	40,074	81	0.81%	37,421	93	0.99%
CDs and IRAs	139,893	1,155	3.30%	139,429	1,402	4.02%

Total interest-bearing deposits	224,007	1,248	2.23%	220,294	1,523	2.77%
FHLB advances	63,872	743	4.65%	65,351	784	4.80%
Subordinated debentures	5,155	68	5.28%	5,155	72	5.59%
FDIC guaranteed unsecured borrowing	4,810	50	4.16%	—	—	—
Other secured borrowings	4,920	6	0.49%	—	—	—

Total interest-bearing liabilities	302,764	2,115	2.79%	290,800	2,379	3.27%

Non-interest bearing deposits	30,705			26,157
Other liabilities	3,354			3,022

Total liabilities	336,823			319,979
Shareholders' equity	47,546			47,473

Total liabilities & shareholders’ equity	$384,369			$367,452

Net interest income		$2,519			$2,489

Net interest rate spread			2.62%			2.71%
Net interest margin			2.94%			3.06%

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest and Dividend Income: Interest and dividend income decreased $234,000, or 4.8%, for the three months ended June 30, 2009 compared to the same prior year period, primarily due to the continued decline in interest rates and the impact this had on the yield on average interest-earning assets.

Interest income on loans, including fees, decreased $103,000, or 2.9%, to $3.5 million for the three months ended June 30, 2009 compared to $3.6 million for the same prior year period. This decrease is primarily attributable to the decrease in the annualized average loan yield of 63 basis points, from 6.55% to 5.92%, primarily due to a decrease in prime rate and its impact on variable rate loans as well as the pricing on new and renewed loans. Also impacting this decrease in loan yields is the increase in non-accrual loans during the three months ended June 30, 2009, which lowered the annualized average loan yield by 7 basis points for the three months ended June 30, 2009 compared to the prior year. Partially offsetting the decrease in other loan yields is the yield on the mortgage warehouse loans. The Bank started originating these loans on, or around May 15, 2009 and the annualized average yield earned on those loans for the three month period was 7.55%. Management believes that this new line of business will assist in managing its net interest spread in the future. Also offsetting the decrease in loan income was the increase in mortgage warehouse loan income of $221,000 as a result of the new mortgage warehouse lending program which had an average outstanding balance of $16.1 million during the second quarter of 2009.

Interest income from taxable securities decreased $146,000, or 12.4%, primarily due to a decrease in the average balance of taxable securities of $2.4 million as well as a 50 basis point decrease in the annualized average yield on taxable securities for the second quarter of 2009 compared to the same prior year period. Partially offsetting the decrease was an increase in interest income on tax exempt securities of $59,000 in the second quarter of 2009 compared to the same prior year period. This increase is primarily due to the increase in the average balance of tax exempt securities of $4.6 million over the same time period. Management made the decision to increase the municipal securities in the portfolio given the tax advantage and the yield spreads when compared to taxable securities at the time.

Dividend income from Federal Home Loan Bank of Indianapolis (FHLBI) stock decreased $32,000, or 58.2%, to $23,000 for the three months ended June 30, 2009 compared to $55,000 for the same prior year period. The FHLBI has decreased the dividend paid over the last two quarters. Should the decision be made to suspend dividend payments on the FHLBI stock at some point in the future, it would have a negative impact on the Company’s earnings.

Interest Expense: Interest expense decreased $264,000, or 11.1%, to $2.1 million for the three months ended June 30, 2009 compared to $2.4 million for the same prior year period. This decrease is primarily attributable to the decrease in the annualized cost of average interest-bearing liabilities of 48 basis points to 2.79% from 3.27%, due to the continued decrease in the interest rates offered on all deposits as well as the low cost of borrowing at the Federal Reserve discount window compared to the prior year period. This decrease was partially offset by an increase in average interest-bearing liabilities of $12.0 million over the same time period due to an increase in both deposits and borrowings.

The annualized average cost of savings deposits decreased 15 basis points, to 0.11%, for the three months ended June 30, 2009 compared to 0.26% for the same prior year period, primarily due to management’s decision to decrease interest rates offered. The Company also experienced a decrease in the annualized average cost of money market and NOW accounts over the same time periods of 18 basis points, due to a decrease in the rates offered. The average annualized cost of certificates of deposit and IRA time deposits decreased 72 basis points to 3.30% for the three months ended June 30, 2009 from 4.02% for the same prior year period, primarily due to the overall decrease in interest rates offered for new or renewed deposits during the second quarter of 2009 compared to the interest rates on maturing deposits.

Interest expense on FHLBI advances decreased $41,000, or 5.2%, in the three months ended June 30, 2009 compared to the same prior year period, primarily due to a decrease of 15 basis points in the average cost as well as a decrease of $1.5 million in the average balance. Interest expense on the subordinated debt remained relatively flat due to the interest rate swap that was executed in the second quarter of 2009. Interest expense on the FDIC guaranteed unsecured debt increased $50,000 in the second quarter of 2009 compared to the same prior year period since this debt originated in February 2009. The average cost on this debt was 4.16% for the three months ended June 30, 2009.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $209,000 for the three months ended June 30, 2009 compared to $76,000 for the same prior year period. Net charge-offs for the same periods were $82,000 and $16,000 respectively. The increase in the provision for loan losses was primarily due to an increase in classified loans compared to the same period last year, continued growth in commercial loans, as well as the national and local economic concerns. One of the factors management considers when evaluating the level of the allowance for loan losses is the historical loan loss experience and given the overall economic concerns they elected to rely on more recent loan loss experience to establish their minimum reserve ratios for the general loan pools, which resulted in an increase in the provision. The Bank also established a reserve for the new mortgage warehouse loans of approximately $81,000 in the second quarter of 2009, which is reflected in the increased provision for loan losses.

Noninterest Income: Noninterest income increased $571,000, or 78.2%, to $1.3 million for the three months ended June 30, 2009 compared to $730,000 for the same prior year period. This increase was primarily due to an increase in net gains on sales of securities of $364,000 as well as an increase in gain on mortgage banking activities of $268,000 when compared to the prior period. The increase in net gains on sales of securities was primarily attributable to the sale of approximately $13.0 million in mortgage backed securities during the second quarter of 2009 used to retire a $7.5 million FHLBI advance maturing in 2010 at a rate of 5.97%. The net gain was more than offset by an increase in noninterest expense of $427,000 due to a prepayment penalty fee to retire the FHLBI advance in the second quarter of 2009. There also was a decrease in other-than-temporary impairment charges of $20,000 during the second quarter of 2009 compared to the same prior year period. During the second quarter of 2008 the Company recorded other-than-temporary impairment charges of $20,000 related to Freddie Mac preferred stock. There were no impairment charges recorded during the second quarter of 2009 and in June 2009 the remaining Freddie Mac preferred stock was sold and a gain of $20,000 was recorded. The increase in mortgage banking activities is primarily attributable to the increase in one-to four-family residential mortgage originations and sales in the secondary market as a result of the continued decrease in interest rates compared to the prior year period. There was also an increase in loan fees associated with mortgage warehouse loans of $59,000 in the three months ended June 30, 2009 compared to the same prior year period.

Partially offsetting these increases in noninterest income in the second quarter of 2009 as compared to the same prior year period was a decrease in brokerage fee income of $57,000 due to the termination of the Bank’s retail brokerage relationship in the first quarter of 2009. There was a decrease in earnings on life insurance of $36,000 in the second quarter of 2009 due to a one-time adjustment that was made when the Bank completed a 1035 exchange on a number of policies it owns. Management made the decision to exchange approximately $4.1 million of life insurance from two existing insurance carriers over to another carrier which had the highest credit rating issued. Trust fees also decreased $10,000 in the second quarter. These fees are primarily based on the market value of the assets managed and the market value on these assets decreased. Also, there was a decrease in the gain on sale of other assets of $26,000 when comparing the second quarter of 2009 to the same prior year period primarily due to an increase in write-downs of OREO properties to fair market value.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest expense: Noninterest expense increased $429,000, or 16.4% in the three months ended June 30, 2009 compared to the prior year period, primarily due to the $427,000 prepayment penalty fee assessed to retire the FHLB advance with a stated maturity in 2010 and a cost of 5.97%. Also contributing to the increase was an increase in FDIC insurance of $279,000. The increase in FDIC insurance is attributable to the substantial increase in premium rates set by the FDIC for 2009 along with the special assessment of 5 basis points on total assets less Tier 1 Capital as of June 30, 2009. The special assessment resulted in an expense of $176,000 in the second quarter of 2009 which was not applicable in the same prior year period. If the FDIC should elect to continue the special assessment in the third quarter of 2009 we would expect this to negatively impact earnings. Data processing costs increased $24,000 in the second quarter of 2009 compared to the same prior year period primarily due to an increase in annual maintenance costs due to the addition of Check 21 and fraud detection services as well as initial expenses associated with the new mortgage warehousing division.

Partially offsetting these increases in noninterest expense in the three months ended June 30, 2009 compared to the same prior year period was a decrease in salaries and benefits of $248,000, or 17.4%. This decrease was primarily due to the termination of one of the Bank’s post retirement life insurance benefit plans that it had established for a limited number of exempt employees. The Bank had a liability recorded in connection with this plan and as a result of the termination of the plan it was reversed during the second quarter of 2009 resulting in a $173,000 decrease in the expense when compared to the prior year period. The termination of this plan will result in an annual savings of approximately $32,000 in addition to this one-time benefit. There was a decrease in state unemployment taxes of $22,000 as a result of a reimbursement received in the second quarter. Also contributing to the decrease in salaries and benefits is an increase in deferred loan origination costs of $58,000 from the prior year period due to the increase in refinance activity. There was also a decrease in payroll and related expenses due to a decrease of 5.5 full-time equivalent employees from the prior year period.

Amortization of intangibles decreased $27,000 in the second quarter of 2009 when compared to the prior year period. The core deposit intangible asset is amortized into expense on an accelerated basis, which is the reason for the decrease.

Other expenses decreased $26,000 in the three months ended June 30, 2009 compared to the prior year period primarily due to a decrease in legal and consulting fees of $22,000 primarily due to the attorney fees associated with the first annual meeting and SEC reporting in the prior year period. Occupancy expense remained flat in the first quarter of 2009 compared to the same prior year period with a decrease of less than 1.0%.

Income Taxes: Income tax expense decreased $57,000 for the three months ended June 30, 2009 compared to the same prior year period, primarily due to the beneficial tax treatment of the reversal of the post retirement plan expense. A tax deduction had not previously been recorded for this expense and therefore the reversal did not have a tax impact. The effective tax rate was 10.5% for the second quarter of 2009 and 22.2% for the same prior year period. The effective tax rate was significantly lower in the current period due to the tax treatment of the reversal of the post retirement liability.

Comparison of Operating Results for Six Month Periods Ended June 30, 2009 and June 30, 2008

Net Income: Net income increased $424,000, or 74.6%, to $992,000 for the six months ended June 30, 2009 compared to $568,000 for the same prior year period, primarily due to an increase in gain on mortgage banking activities as well as an increase in net interest income. The continued decline in interest rates during the first six months of 2009 caused an increase in the one-to four-family residential mortgage refinance activity compared to the prior year period resulting in the increase in gains on the sale of those loans. The Bank also established a new mortgage warehousing line of business in May 2009, which had a positive impact on net interest income.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the six months ended June 30, 2009 and June 30, 2008. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense.

	For the Six Months Ended June 30,
	2009			2008
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Loans	$228,545	$6,848	5.99%	$218,776	$7,330	6.70%
Taxable securities	93,229	2,174	4.66%	91,793	2,283	4.97%
Tax exempt securities	8,627	182	4.22%	6,402	114	3.56%
Federal Home Loan Bank of Indianapolis stock	4,206	65	3.09%	4,187	105	5.02%
Federal funds sold and other interest-bearing deposits	1,798	2	0.22%	4,692	64	2.73%

Total interest earning assets	336,405	9,271	5.51%	325,850	9,896	6.07%
Non-interest earning assets	42,525			42,329

Total assets	$378,930			$368,179

Savings deposits	$43,448	28	0.13%	$43,258	65	0.30%
Money market and NOW accounts	38,950	157	0.81%	38,141	255	1.34%
CDs and IRAs	138,207	2,330	3.37%	139,339	2,919	4.19%

Total interest-bearing deposits	220,605	2,515	2.28%	220,738	3,239	2.93%
FHLB advances	66,743	1,519	4.55%	65,902	1,588	4.82%
Subordinated debentures	5,155	125	4.85%	5,155	171	6.63%
FDIC guaranteed unsecured borrowing	3,731	76	4.07%	—	—	—
Other secured borrowings	3,015	7	0.46%	—	—	—

Total interest-bearing liabilities	299,249	4,242	2.84%	291,795	4,998	3.43%

Non-interest bearing deposits	29,390			26,106
Other liabilities	3,212			2,923

Total liabilities	331,851			320,824
Shareholders’ equity	47,079			47,355

Total liabilities & shareholders' equity	$378,930			$368,179

Net interest income		$5,029			$4,898

Net interest rate spread			2.67%			2.64%
Net interest margin			2.99%			3.01%

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net Interest Income: Net interest income increased $131,000, or 2.7%, to $5.0 million for the six months ended June 30, 2009 compared to $4.9 million for the same prior year period. This increase is primarily due to an increase in the average net interest-earning assets of $3.1 million, attributable to the increase in mortgage warehouse loans, as well as an increase in the annualized net interest spread to 2.68% from 2.64% for the same prior year period. The primary reason for the increase in the net interest spread is the continued decline in interest rates and the impact this had had on the interest rates paid on deposits, as well as the decrease in the average cost of borrowings.

Interest and Dividend Income: Interest and dividend income decreased $625,000, or 6.3%, for the six months ended June 30, 2009 compared to the same prior year period, primarily due to the continued decline in interest rates and the impact this had on the yield on average interest-earning assets.

Interest income on loans, including fees, decreased $482,000, or 6.6%, for the six months ended June 30, 2009 compared to the prior year period. This decrease is primarily attributable to the decrease in the annualized average loan yield of 71 basis points, from 6.70% to 5.99%, primarily due to the decrease in prime rate and its impact on variable rate loans as well as the pricing on new and renewed loans. Also impacting this decrease in the loan yield is the increase non-accrual loans, which lowered the annualized average loan yield by 6 basis points for the six months ended June 30, 2009 compared to the prior year. Partially offsetting the decrease in the loan yield on other loans is the yield on the mortgage warehouse loans. The Bank started originating these loans on or around May 15, 2009 and the annualized average yield earned on those loans for the first six months of 2009 was 7.51%, with an average YTD balance of $5.9 million. Management believes that this new line of business will assist in managing its net interest spread in the future.

Interest income from taxable securities decreased $109,000, or 4.8%, for the six months ended June 30, 2009 compared to the same prior year period, primarily attributable to a 31 basis point decrease in the annualized average yield. There was an increase in the interest income on tax exempt securities of $68,000, or 59.6%, for the first six months of 2009 compared to the same prior year period, due to an increase in the average balance of $2.2 million as well as an increase in the annualized average yield to 4.22% from 3.56%. The decision to increase the tax exempt securities was made due to the tax advantage and the current yield spreads when compared to the taxable securities.

Dividend income from Federal Home Loan Bank of Indianapolis (FHLBI) decreased $40,000, or 38.1%, for the six months ended June 30, 2009 compared to the same prior year period, primarily attributable to the decrease in the annualized average yield from 5.02% to 3.09%. The FHLBI has decreased the dividend payment paid over the last two quarters, and should they suspend dividend payments at some point in the future, it would have a negative impact on the Company’s earnings.

Interest Expense: Interest expense decreased $756,000, or 15.1%, for the six months ended June 30, 2009 compared to the same prior year period, primarily attributable to the decrease in the annualized cost of average interest-bearing liabilities of 59 basis points to 2.84% from 3.43%. This decrease is due to the continued decrease in the interest rates offered on all deposits as well as the decrease in the cost of borrowing. This decrease was partially offset by an increase in average interest-bearing liabilities of $7.4 million over the same time period, primarily due to an increase in borrowings.

The annualized average cost of savings deposits decreased 17 basis points, to 0.13%, for the first six months of 2009 compared to 0.30% for the prior year period, primarily due to management’s decision to decrease the interest rates offered. There also was a decrease in the annualized average cost of money market and NOW accounts over the same time periods of 53 basis points as well as a decrease in the average cost of certificates of deposit and IRA time deposits of 82 basis points. The decrease is due to the overall decrease in interest rates offered on new or renewed deposits during the first six months of 2009 compared to the interest rates on maturing deposits.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $258,000 for the six months ended June 30, 2009 compared to $92,000 for the same prior year period. Net charge-offs for the same periods were $160,000 and $112,000 respectively. The increase in the provision for loan losses was primarily due to an increase in classified loans compared to the same period last year, continued growth in commercial loans, as well as the national and local economic concerns. One of the factors management considers when evaluating the level of the allowance for loan losses is the historical loan loss experience and given the overall economic concerns they elected to rely on more recent loan loss experience to establish its minimum reserve ratios for the general loan pools, which resulted in an increase in the provision. The Bank also established a reserve for the new mortgage warehouse loans of approximately $81,000 in the second quarter of 2009, which is reflected in the increased provision for loan losses.

Noninterest Income: Noninterest income increased $805,000, or 61.4%, to $2.1 million for the six months ended June 30, 2009 compared to $1.3 million for the same prior year period. This increase was primarily due to an increase in net gains on sales of securities of $366,000 as well as an increase in gains on mortgage banking activities of $461,000 compared to the prior year. The increase in net gains on sales of securities was primarily attributable to the sale of approximately $13.0 million in mortgage backed securities during the second quarter of 2009 used to retire a $7.5 million FHLBI advance with a stated maturity in 2010 and a cost of 5.97%. The net gain was offset by an increase in noninterest expense of $427,000 due to a prepayment penalty fee to retire the FHLBI advance. There also was a decrease in other-than-temporary impairment charges of $162,000 in the first six months of 2009 compared to the same prior year period. During the first six months of 2008, the Company recorded other-than-temporary impairment charges of $162,000 related to Freddie Mac preferred stock. There were no impairment charges recorded in the first six months of 2009, and in June 2009 the remaining Freddie Mac preferred stock was sold and a gain of $20,000 was recorded. The increase in mortgage banking activities is primarily attributable to the increase in one-to-four-family residential mortgage originations and sales in the secondary market as a result of the continued decrease in interest rates compared to the prior year period. There was an increase in loan fees associated with mortgage warehouse loans of $59,000 in the six months ended June 30, 2009 compared to the same prior year period, since this was a new business line.

Partially offsetting these increases in noninterest income was a decrease in brokerage fee income of $99,000 due to the termination of the Bank’s retail brokerage division in the first quarter of 2009. There was a decrease in earnings on life insurance of $35,000 for the six months ended June 30, 2009 compared to the prior year period, due to a one-time adjustment that was made when the Bank completed a 1035 exchange on a number of insurance policies it owned. Management made the decision to exchange approximately $4.1 million of life insurance from two existing insurance carriers over to another carrier that has the highest credit rating issued. Loan servicing fees decreased $39,000 due to the increase in refinance activity and the resulting increase in the amortization of the servicing rights associated with the loans that are paid off. There was a decrease in the gain on the sale of other assets of $69,000 in the first six months of 2009 compared to the prior year period, primarily attributable to write-downs of OREO properties to fair market value.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Expense: Noninterest expense increased $266,000, or 4.9%, in the six months ended June 30, 2009 compared to the prior year period, primarily due to the $427,000 prepayment penalty fee assessed to retire the FHLBI advance with a stated maturity in 2010. There was an increase in FDIC insurance of $361,000, attributable to the substantial increase in premium rates set by the FDIC for 2009, along with the special assessment of 5 basis points on total assets less Tier 1 Capital. The special assessment resulted in an expense of $176,000 in the second quarter of 2009, which was not applicable in the same prior year period. Should the FDIC elect to continue the special assessment in the third quarter of 2009 we would expect this to negatively impact earnings at a level similar to the current special assessment. Data processing costs increased $37,000 in the first six months of 2009 compared to the same prior year period primarily due to an increase in annual maintenance costs due to the addition of Check 21 and fraud detection services as well as initial expenses associated with the new mortgage warehousing division.

Partially offsetting these increases in noninterest expense in the first six months of 2009 compared to the same prior year period was a decrease in salaries and benefits of $374,000, or 12.8%. This decrease was primarily due to the termination of one of the Bank’s post retirement life insurance benefit plans that it had established for a limited number of exempt employees. The Bank had a liability recorded in connection with this plan and as a result of the plan termination the liability was reversed during the second quarter of 2009 resulting in a $170,000 decrease in the expense when compared to the prior year period. The termination will result in an annual savings of approximately $32,000 in addition to this one-time benefit. Also contributing to the decrease in salaries and benefits is an increase in deferred loan origination costs of $128,000 from the prior year period due to the increase in refinance activity. Payroll expense remained relatively flat from the prior year period due to a decrease of 5.5 full-time equivalent employees from the prior year period. Bank examination fees decreased $35,000, primarily attributable to additional costs attributed to the first external audit and annual SEC reporting as a public company in the first quarter of 2008. Amortization of intangibles decreased $55,000, primarily due to the core deposit intangible asset being amortized into expense on an accelerated basis.

Other expense decreased $100,000 compared to the prior year period primarily due to a decrease in legal and consulting fees of $31,000, primarily due to the attorney fees associated with the first annual meeting and SEC reporting in the prior year period. There was a decrease in OREO and collection expense of $15,000 due to the timing and number of OREO properties under management. There was a decrease in general supplies of $16,000 primarily due to additional supplies purchased for the new Westville branch office in the prior year period. Postage decreased $14,000 due to the implementation of Check 21 during the third quarter of 2008 as well as an increase in the number of customers receiving e-statements. Fraud expense decreased $16,000 compared to the same prior year period, primarily due to increased debit card fraud activity during the prior year period compared to the current period.

Income Taxes: Income tax expense increased $80,000 for the six months ended June 30, 2009 compared to the same prior year period, primarily due to the increase in income before taxes of $504,000. Partially offsetting this increase was the beneficial tax treatment of the reversal of the post retirement life insurance plan expense. A tax deduction had not previously been recorded for this expense and therefore the reversal did not have a tax impact. The effective tax rate was 16.7% for the six months ended 2009 and 17.3% for the same prior year period.

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

The Company’s liquid assets, defined as cash and due from financial institutions and the market value of unpledged securities available-for-sale totaled $41.7 million at June 30, 2009 and constituted 10.7% of total assets at that date compared to $62.8 million, or 17.0%, of total assets at December 31, 2008.

The Company also maintains lines of credit with the Federal Home Loan Bank. The total of these lines of credit were $68.2 million at June 30, 2009, of which $58.2 million in Federal Home Loan Bank advances were outstanding. The Company has additional securities available to pledge as collateral in order to increase our lines of credit with the Federal Home Loan Bank. At June 30, 2009, we had $35.0 million in unpledged securities available for sale. The Company actively utilizes its borrowing capacity with the Federal Home Loan Bank to manage liquidity and to provide a funding alternative to time deposits, if the Federal Home Loan Bank’s rates and terms are more favorable. The advances from the Federal Home Loan Bank can have maturities from overnight to multiple years. At June 30, 2009, $13.7 million of these advances were due within one year and $44.5 million had maturities greater than a year.

The Company also utilizes the Federal Reserve discount window as a source of short-term funding. At June 30, 2009, the Company’s overnight borrowings with the Federal Reserve discount window totaled $15.0 million. The Company’s borrowing capacity at the Federal Reserve discount window is based on the collateral value of pledged securities. The collateral value of securities pledged to the Federal Reserve discount window at June 30, 2009 totaled $34.3 million. At June 30, 2009, we had $35.0 million in unpledged securities available for sale.

Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios and minimum ratio requirements. Under these regulations, banks are required to maintain a total risk-based capital ratio of 8.0% of risk-weighted assets and a Tier 1 risk-based capital ratio (primarily total shareholders’ equity less intangible assets) of at least 4.0% of risk-weighted assets. The Bank had total and Tier 1 risk-based capital ratios of 15.29% and 14.32% at June 30, 2009, and was “well-capitalized” under the regulatory guidelines.

In addition, regulators have adopted a minimum leverage ratio standard for Tier 1 capital to average assets. The minimum ratio for top-rated institutions may be as low as 3%. However, regulatory agencies have stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3% minimum. As of June 30, 2009, the Bank’s leverage ratio was 10.31%. Capital levels for the Bank remain above the established regulatory capital requirements.

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

At June 30, 2009, given a +2.00% or –2.00% shock in interest rates, our model results in the Company’s net interest income for the next twelve months changing by $(15,000), or (0.11)%, and $(318,000), or (2.43)%, respectively.

The Company measures its economic value of equity at risk on a quarterly basis. Economic value of equity at risk measures the Company’s exposure to changes in its economic value of equity due to changes in a forecast interest rate environment. At June 30, 2009, given a +2.00% or -2.00% shock in interest rates, our model results in the Company’s economic value of equity at risk for the next twelve months changing by (5.24)%, and (8.95)%, respectively.

When preparing its modeling, the Company makes significant assumptions about the lag in the rate of change in various asset and liability categories. The Company bases its assumptions on past experience and comparisons with other banks, and tests the validity of its assumptions by reviewing actual results with projected expectations.

PART I – FINANCIAL INFORMATION

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2009, there are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

As of June 30, 2009, there were no material changes to the “Risk Factors” disclosed in the Company’s Annual Report for the year ended December 31, 2008 on Form 10-K filed on March 31, 2009, except as set forth below:

Our Expenses Will Increase As A Result Of Increases In FDIC Insurance Premiums

The FDIC imposes an assessment on all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. On December 22, 2008, the FDIC published a final rule that raised the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009. On February 27, 2009, the FDIC issued a final rule that revised the way the FDIC would calculate federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter. Under the new rule, the FDIC will first establish an institution’s initial base assessment rate. This initial base assessment rate will range, depending on the risk category of the institution, from 12 to 45 basis points. The FDIC will then adjust the initial base assessment (higher or lower) based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate will range from 7 to 77.5 basis points of the institution’s deposits.

On May 22, 2009, the FDIC published a final rule that levies a special assessment on all insured institutions in efforts to rebuild the Deposit Insurance Fund and help maintain public confidence in the banking system. The final rule establishes a special assessment of 5 basis points on the insured depository institution’s assets, minus its Tier 1 capital as of June 30, 2009. The special assessment is capped at 10 basis points of an institution’s domestic deposits. The special assessment will be collected by the FDIC on September 30, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

PART II – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 12, 2009, the Company’s annual meeting of shareholders was held. At the meeting, the shareholders ratified the selection of Crowe Horwath LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2009, and L. Charles Lukmann, III, Mark A. Krentz, Thomas D. Sallwasser and Michele M. Thompson were elected to serve as directors with terms expiring in 2012. Continuing as directors until 2010 are Jerry L. Mayes, Dale A. Parkison and Joan M. Ulrich. Continuing as directors until 2011 are Lee A. Brady, Paul G. Fenker and Ralph F. Howes.

Election of Directors:

	For	Withheld	Non-Votes
L. Charles Lukmann, III	3,604,202	244,830	—
Mark A. Krentz	3,595,157	253,875	—
Thomas D. Sallwasser	3,595,433	253,599	—
Michele M. Thompson	3,602,984	246,048	—

Ratification of Independent Registered Public Accounting Firm:

	For	Against	Abstain	Non-Votes
Crowe Horwath LLP	3,728,557	119,414	1,061	—

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaPorte Bancorp, Inc.

August 10, 2009	/s/ Lee A. Brady
Date	Lee A. Brady,
President and Chief Executive Officer

August 10, 2009	/s/ Michele M. Thompson
Date	Michele M. Thompson,
Executive Vice President and Chief Financial Officer