Form 10-Q
period 2009-09-30
LaPorte Bancorp, Inc.
filed 2009-11-12
CIK 1400848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares of common stock outstanding at November 11, 2009: 4,635,663, par value $0.01

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LAPORTE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and due from financial institutions	$4,289	$5,628
Securities available for sale	97,023	101,451
Federal Home Loan Bank (FHLB) stock, at cost (restricted)	4,206	4,206
Loans held for sale, at fair value	921	124
Loans, net of allowance for loan losses of $2,486 at September 30, 2009 (unaudited), $2,512 at December 31, 2008	246,435	219,926
Mortgage servicing rights	406	329
Other real estate owned	409	921
Premises and equipment, net	11,318	11,711
Goodwill	8,431	8,431
Other intangible assets	1,014	1,272
Bank owned life insurance	9,706	9,455
Accrued interest receivable and other assets	3,739	5,104

Total assets	$387,897	$368,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$30,973	$27,584
Interest bearing	225,326	207,230

Total deposits	256,299	234,814
Federal Home Loan Bank advances	58,084	78,728
Subordinated debentures	5,155	5,155
Federal Deposit Insurance Corporation guaranteed unsecured borrowings	4,836	—
Other secured borrowings	9,460	650
Accrued interest payable and other liabilities	4,936	3,069

Total liabilities	338,770	322,416

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 4,783,163 shares issued; and 4,635,663 and 4,658,163 shares outstanding at at September 30, 2009 and December 31, 2008	48	48
Additional paid-in capital	21,201	21,235
Surplus	770	770
Retained earnings	27,689	26,108
Accumulated other comprehensive income, net of tax of $970 at September 30, 2009 (unaudited) and $198 at December 31, 2008	1,884	383
Treasury stock, at cost (2009 – 147,500 shares, 2008 – 125,000 shares)	(905)	(774)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,560)	(1,628)

Total shareholders’ equity	49,127	46,142

Total liabilities and shareholders’ equity	$387,897	$368,558

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$3,739	$3,552	$10,587	$10,882
Taxable securities	850	1,168	3,024	3,451
Tax exempt securities	174	50	356	163
FHLB stock	35	55	100	159
Other interest income	1	9	3	73

Total interest and dividend income	4,799	4,834	14,070	14,728

Interest expense
Deposits	1,226	1,385	3,741	4,623
Federal Home Loan Bank advances	663	799	2,182	2,383
Subordinated debentures	71	76	196	247
FDIC guaranteed unsecured borrowings	51	—	127	—
Other secured borrowings	3	—	10	4

Total interest expense	2,014	2,260	6,256	7,257

Net interest income	2,785	2,574	7,814	7,471

Provision for loan losses	184	374	442	466

Net interest income after provision for loan losses	2,601	2,200	7,372	7,005

Noninterest income
Service charges on deposits	222	247	632	665
ATM and debit card fees	88	75	230	217
Brokerage fees	—	29	(4)	124
Trust fees	38	39	110	118
Earnings on life insurance, net	99	99	252	287
Net gains on mortgage banking activities	157	82	796	259
Loan servicing fees, net	5	21	(1)	55
Net gains (losses) on securities	56	(3)	687	262
Other than temporary impairment on investment securities	—	(1,490)	—	(1,652)
Warehouse loan fees	106	—	165	—
Gains (losses) on other assets	(42)	95	(136)	70
Other income	77	45	192	146

Total noninterest income	806	(761)	2,923	551

Noninterest expense
Salaries and employee benefits	1,457	1,326	4,001	4,244
Occupancy and equipment	457	471	1,416	1,422
Data processing	101	100	325	287
Advertising	67	38	178	151
Bank examination fees	149	164	385	435
Amortization of intangibles	80	105	258	338
FDIC insurance	92	19	477	44
FHLB prepayment penalty	—	—	427	—
Other expenses	264	365	897	1,096

Total noninterest expense	2,667	2,588	8,364	8,017

Income (loss) before income taxes	740	(1,149)	1,931	(461)

Income tax expense (benefit)	151	(98)	350	22

Net income (loss)	$589	$(1,051)	$1,581	$(483)

Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	$2,073	$654	$2,275	$(746)
Unrealized gain (loss) on derivative instrument	(90)	—	(2)	—
Income tax effect	(674)	(222)	(772)	254

Other comprehensive income (loss)	1,309	432	1,501	(492)

Comprehensive income (loss)	$1,898	$(619)	$3,082	$(975)

Basic and diluted earnings (loss) per share	$0.13	$(0.23)	$0.35	$(0.10)

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Nine months ended September 30, 2009 and 2008

(in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Unearned ESOP Shares	Total

Balance at January 1, 2008	$48	$21,266	$770	$26,563	$(224)	$—	$(1,718)	$46,705
Comprehensive income (loss):
Net income (loss)	—	—	—	(483)	—	—	—	(483)
Other comprehensive income (loss):
Net change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	(492)	—	—	(492)

Total comprehensive income (loss)								(975)
Cumulative effect of adoption of EITF 06-4	—	—	—	(55)	—	—	—	(55)
ESOP shares earned, 6,784 shares	—	(21)	—	—	—	—	67	46

Balance at September 30, 2008	$48	$21,245	$770	$26,025	$(716)	$—	$(1,651)	$45,721

Balance at January 1, 2009	$48	$21,235	$770	$26,108	$383	$(774)	$(1,628)	$46,142
Comprehensive income:
Net income	—	—	—	1,581	—	—	—	1,581
Other comprehensive income:
Net change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	1,502	—	—	1,502
Net change in unrealized gain on derivative instrument, net of tax effect	—	—	—	—	(1)	—	—	(1)

Total comprehensive income								3,082
Treasury shares purchased, 22,500 shares	—	—	—	—	—	(131)	—	(131)
ESOP shares earned, 6,784 shares	—	(34)	—	—	—	—	68	34

Balance at September 30, 2009	$48	$21,201	$770	$27,689	$1,884	$(905)	$(1,560)	$49,127

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$1,581	$(483)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	593	584
Provision for loan losses	442	466
Net gains on securities	(687)	(262)
Other than temporary impairment on investment securities	—	1,652
Net gains on sales of loans	(611)	(215)
Originations of loans held for sale	(43,736)	(17,346)
Proceeds from sales of loans held for sale	43,550	17,111
Recognition of mortgage servicing rights	(185)	(30)
Amortization of mortgage servicing rights	105	54
Net change in loan servicing rights valuation allowance	3	—
Net gains on sales of other real estate owned	(10)	(68)
Write down of other real estate owned	114	—
Earnings on life insurance, net	(251)	(287)
Amortization of intangible assets	258	338
ESOP compensation expense	34	46
Amortization of issuance costs of unsecured borrowings	39	—
Change in assets and liabilities:
Accrued interest receivable and other assets	591	424
Accrued interest payable and other liabilities	867	778

Net cash from operating activities	2,697	2,762

Cash flows from investing activities
Net change in loans	(27,098)	5,222
Proceeds from sales of other real estate owned	555	873
Proceeds from call of interest-bearing time deposit in other financial institutions	—	100
Proceeds from maturities, calls and principal repayments of securities available for sale	22,864	17,115
Proceeds from sales of securities available for sale	25,318	24,098
Purchases of securities available for sale	(39,792)	(43,304)
Premises and equipment expenditures, net	(200)	(1,446)

Net cash from investing activities	(18,353)	2,658

Cash flows from financing activities
Net change in deposits	21,485	(7,131)
Proceeds from FHLB advances	2,500	58,565
Repayment of FHLB advances	(23,144)	(56,283)
Proceeds from issuance of unsecured borrowing, net of issuance costs	4,797	—
Proceeds from other secured borrowings	460,481	—
Repayment of other secured borrowings	(451,671)	—
Purchase of treasury stock	(131)	—

Net cash from financing activities	14,317	(4,849)

Net change in cash and cash equivalents	(1,339)	571

Cash and cash equivalents at beginning of period	5,628	9,937

Cash and cash equivalents at end of period	$4,289	$10,508

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$6,304	$7,440
Income taxes paid	45	—
Supplemental noncash disclosures:
Transfers from loans receivable to other real estate owned	$147	$758
Securities purchased not settled	1,000	—

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

The unaudited consolidated financial statements included herein have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial statements and Article 8 of Regulation S-X of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements contain all material adjustments (consisting of normal recurring accruals) and disclosures which are necessary in the opinion of management to make the financial statements not misleading and for a fair presentation of the financial position and results of operations for the interim periods presented herein.

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

With operating results being so closely related to and responsive to changes in economic conditions, the results for the nine-month period ended September 30, 2009 may not necessarily indicate the results to be expected for the full year ending December 31, 2009.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards:

FASB ASC 105-10

In June 2009, the FASB issued FASB ASC 105-10, Generally Accepted Accounting Principles (Statement No. 168 – The FASB Accounting Standards Codification and the Hierarch of Generally Accepted Accounting Principles). The new guidance replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretative releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. The new standard became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS - continued

Effect of Newly Issued But Not Yet Effective Accounting Standards:

FASB ASC 715-20-50

In December 2008, the FASB issued new guidance impacting FASB ASC 715-20-50, Compensation Retirement Benefits – Defined Benefit Plans – General (FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets). This provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans. This standard becomes effective for the Company on January 1, 2010. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact to the Company’s consolidated financial position or results of operations.

FASB ASC 810-10

In June 2009, the FASB issued new guidance impacting FASB ASC 810-10, Consolidation (Statement No. 167, Amendments to FASB Interpretation No. 46 (R)). The new guidance amends tests for variable interest entities to determine whether a variable interest entity must be consolidated. FASB ASC 810-10 requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This standard requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity. The new guidance will become effective for the Company on January 1, 2010 and the Company is currently evaluating the impact of adopting the standard on the consolidated financial position or results of operations.

FASB ASC 820-10

In August 2009, the FASB issued an update (ASC No. 2009-05, Measuring Liabilities at Fair Value) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The update provides clarification about measuring liabilities at fair value in circumstances where a quoted price in an active market for an identical liability is not available and the valuation techniques that should be used. The update also clarifies that when estimating the fair value of a liability, a reporting entity is not require to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This standard becomes effective for the Company in the fourth quarter of 2009. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial position or results of operations.

FASB ASC 860

In June 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and servicing (Statement No. 166, Accounting for Transfer of Financial Assets – an amendment of FASB Statement No. 140). The new guidance removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard will become effective for the Company on January 1, 2010. The Company is currently evaluating the impact of adopting the new standard on the consolidated financial position or results of operations.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is determined by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings (loss) per common share is determined by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common share equivalents (-0- for the three and nine months ended September 30, 2009 and 2008). Diluted earnings (loss) per common share is equal to basic earnings (loss) per common share for the periods ended September 30, 2009 and 2008, as there were no potentially dilutive common shares for the three and nine months ended September 30, 2009 and 2008. The factors used in the earnings (loss) per common share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Basic
Net income (loss)	$589	$(1,051)	$1,581	$(483)

Weighted average common shares outstanding	4,635,663	4,783,163	4,637,504	4,783,163
Less: Average unallocated ESOP shares	(157,152)	(166,196)	(159,413)	(168,458)

Average shares	4,478,511	4,616,967	4,478,091	4,614,705

Basic earnings (loss) per common share	$0.13	$(0.23)	$0.35	$(0.10)

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

September 30, 2009 (Unaudited)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and federal agency	$7,631	$25	$(3)	$7,653
State and municipal	20,185	651	(53)	20,783
Mortgage-backed securities - Residential	32,337	1,386	—	33,723
Government agency sponsored collateralized mortgage obligations	19,445	442	(1)	19,886
Privately held collateralized mortgage obligations	8,576	385	(36)	8,925
Corporate debt securities	5,993	151	(91)	6,053

Total	$94,167	$3,040	$(184)	$97,023

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE - continued

December 31, 2008

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and federal agency	$10,855	$180	$—	$11,035
State and municipal	6,293	28	(121)	6,200
Mortgage-backed securities - Residential	51,928	1,112	(82)	52,958
Government agency sponsored collateralized mortgage obligations	17,718	109	(116)	17,711
Privately held collateralized mortgage obligations	8,024	45	(181)	7,888
Corporate debt securities	6,042	13	(406)	5,649

Total debt securities	100,860	1,487	(906)	101,441
Equity securities	10	—	—	10

Total	$100,870	$1,487	$(906)	$101,451

Securities with unrealized losses at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

September 30, 2009 (Unaudited)

	Continuing Unrealized Loss For		Continuing Unrealized Loss For
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency	$997	$(3)	$—	$—	$997	$(3)
State and municipal	2,035	(30)	684	(23)	2,719	(53)
Government agency sponsored collateralized mortgage obligations	1,084	(1)	—	—	1,084	(1)
Privately held collateralized mortgage obligations	236	(1)	846	(35)	1,082	(36)
Corporate debt securities	—	—	2,402	(91)	2,402	(91)

Total temporarily impaired	$4,352	$(35)	$3,932	$(149)	$8,284	$(184)

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

At September 30, 2009, the Company held 18 investments in debt securities which were in an unrealized loss position of which 9 were in an unrealized loss position for less than twelve months and 9 were in an unrealized loss position for twelve months or more. At September 30, 2009, the Company held 12 corporate debt securities, of which 4 corporate debt securities were in an unrealized loss position. All 12 corporate debt securities held by the Company were considered investment grade. Management periodically evaluates each investment security for potential other than temporary impairment, relying primarily on industry analyst reports and observation of market conditions and interest rate fluctuations. Except as disclosed below, management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted declines in fair value are considered temporary and due only to normal market interest rate fluctuations. The Company has the ability and intent to hold these debt securities for a period sufficient to allow for the anticipated full recovery in fair value.

During 2008, certain government sponsored enterprise equity securities and a Lehman Brothers debt security were determined to have declines in market values that were considered to be “other than temporary” and accordingly impairment charges to earnings of $1,711 were recorded in 2008. In making these determinations, management considered: (1) the fact that certain of these securities were previously considered to have declines in market values that were considered to be “other than temporary”, (2) the financial condition and near term prospects of the issuers, and (3) the Company’s ability and intent to hold the securities for a period sufficient to allow for any anticipated recovery in fair value. During June 2009, the Company sold the certain government sponsored enterprise equity securities it had recorded “other than temporary” impairment charges on in 2008. The Company recorded a $20 gain on the sale of these securities.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE - continued

Sales of securities available for sale for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Proceeds	$1,707	$5,351	$25,318	$24,098
Gross gains	57	17	706	285
Gross losses	—	(20)	(16)	(77)

Proceeds from calls of securities available for sale during the three months ended September 30, 2009 and 2008 were $1,091 and $0 with gross gains of $1 and $0 and gross losses of $(2) and $0.

Proceeds from calls of securities available for sale during the nine months ended September 30, 2009 and 2008 were $6,406 and $6,954 with gross gains of $1 and $54 and gross losses of $(4) and $0.

The amortized cost and fair value of debt securities at September 30, 2009 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and CMOs are shown separately.

	Amortized Cost	Fair Value

Due in one year or less	$1,062	$1,064
Due from one to five years	2,997	2,977
Due from five to ten years	10,096	10,268
Due after ten years	19,654	19,180

Subtotal	32,809	33,489
Mortgage-backed securities and CMOs	60,358	62,534

Total	$94,167	$96,023

Securities pledged at September 30, 2009 and December 31, 2008 had a fair value of approximately $67,475 and $44,183 and were pledged to secure public deposits, FHLB advances and short-term borrowings through the Federal Reserve Discount Window.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS

Loans at September 30, 2009 (Unaudited) and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)

Commercial	$17,490	$19,390
Real Estate:
Residential	75,126	85,462
Commercial	91,310	80,538
Construction	4,357	7,736
Mortgage warehouse	32,830	—
Consumer	27,677	29,201

Subtotal	248,790	222,327
Less: Net deferred loan (fees) costs	131	111
Allowance for loan losses	(2,486)	(2,512)

Loans, net	$246,435	$219,926

During the month of May 2009, a mortgage warehouse lending division was established at the Bank. This division has approved specific mortgage companies through which individual mortgage loans are originated by the mortgage company and funded by the Bank, as a secured borrowing with pledge of collateral under the Bank’s agreement with the mortgage company. The individual mortgage loans are held between the time of origination and subsequent repurchase by the mortgage company for sale of the loan into the secondary market. Each individual mortgage is assigned to the Bank until the loan is repurchased and sold to the secondary market by the mortgage company. Also, the Bank takes possession of each original note and forwards such note to the end investor once the mortgage company has sold the loan. The individual loans are typically sold by the mortgage company within 30 days of origination and are seldom held more than 90 days. Interest income is accrued by the Bank during this period and fee income for each loan sold is collected when the sale has been completed. As of September 30, 2009, the Bank had repurchase agreements with eight mortgage companies. During the third quarter of 2009, the mortgage companies originated $249,276 in mortgage loans and sold $248,840 in mortgage loans. The Bank recorded interest income of $583, mortgage warehouse loan fees of $106 and wire transfer fees of $30 during the third quarter of 2009.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS – continued

Activity in the allowance for loan losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Beginning balance	$2,610	$1,777	$2,512	$1,797
Provision for loan losses	184	374	442	466
Loans charged-off	(317)	(121)	(510)	(274)
Recoveries	9	15	42	56

Ending balance	$2,486	$2,045	$2,486	$2,045

During the third quarter of 2009, the Bank recorded net charge-offs totaling $308, which were specifically reserved for previously in the allowance for loan losses. During the first nine months of 2009, the Bank recorded net charge-offs totaling $468, of which $439 were specifically reserved for previously in the allowance for loan losses.

Individually impaired loans at September 30, 2009 (unaudited) and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)

Loans with no allocated allowance for loan losses	$5,281	$4,745
Loans with allocated allowance for loan losses	1,567	1,700

Total	$6,848	$6,445

Amount of the allowance for loan losses allocated to impaired loans	$329	$730

Nonperforming loans at September 30, 2009 (unaudited) and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)

Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	6,922	6,750

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

(in thousands, except share and per share data)

NOTE 5 – LOANS – continued

Purchased Loans Subject to SOP 03-3

The Company purchased loans during 2007, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)

Commercial	$102	$125
Commercial real estate	1,018	1,323
Consumer	18	21
Residential real estate	174	186

Outstanding balance	$1,312	$1,655

Carrying amount, net of allowance of $0	$805	$986

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Beginning balance	$44	$130	$78	$126
Reclassification from non-accretable yield	11	87	73	252
Accretion of income	(25)	(108)	(121)	(269)

Ending balance	$30	$109	$30	$109

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE

Effective January 1, 2008, the Company adopted FASB ASC 820-10 (SFAS No. 157), which provides a framework for measuring fair value under GAAP.

The Company also adopted FASB ASC 825-10 (SFAS No. 159), on January 1, 2008. FASB ASC 825-10 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company elected the fair value option for its loans held for sale on a prospective basis effective January 1, 2008, in order to achieve operational simplification. Effective January 1, 2008, the Company adopted SAB No. 109 and, accordingly, began to recognize residential mortgage loan commitment derivatives at fair value on a prospective basis. Additionally, the Company valued securities available for sale at fair value prior to the adoption of FASB ASC 820-10 and FASB ASC 825-10; therefore, there is no transition adjustment resulting from the adoption of FASB ASC 820-10 and FASB ASC 825-10.

FASB ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2009
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$97,023	$—	$97,023	$—
Loans held for sale	921	—	921	—
Derivatives – residential mortgage loan commitment	59	—	59	—
Derivatives – interest rate swaps	(2)	—	(2)	—

		December 31, 2008
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$101,451	$10	$101,441	$—
Loans held for sale	124	—	124	—
Derivatives – residential mortgage loan commitment	31	—	31	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

The difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale and residential mortgage loan commitment derivatives was:

	September 30, 2009
	Aggregate Fair Value	Difference	Contractual Principal
Loans held for sale	$921	$15	$906
Derivatives – residential mortgage loan commitment	3,494	59	3,435

	December 31, 2008
	Aggregate Fair Value	Difference	Contractual Principal
Loans held for sale	$124	$4	$120
Derivatives – residential mortgage loan commitment	1,816	31	1,785

For items for which the fair value option has been elected, interest income is recorded within the consolidated statements of income and comprehensive income based on the contractual amount of interest income earned on financial assets (none were delinquent or in nonaccrual status).

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended September 30, 2009 and 2008:

	Changes in Fair Values for the three months ended September 30, 2009 and 2008, for the Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Other Gains and Losses	Interest Income	Interest Expense	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended September 30, 2009
Assets:
Loans held for sale	$(31)	$(4)	$—	$(35)

Three Months Ended September 30, 2008
Assets:
Loans held for sale	$(3)	$—	$—	$(3)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the nine months ended September 30, 2009 and 2008:

	Changes in Fair Values for the nine months ended September 30, 2009 and 2008, for the Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Other Gains and Losses	Interest Income	Interest Expense	Total Changes in Fair Values Included in Current Period Earnings
Nine Months Ended September 30, 2009
Assets:
Loans held for sale	$15	$1	$—	$16

Nine Months Ended September 30, 2008
Assets:
Loans held for sale	$9	$—	$—	$9

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2009
	September 30, 2009	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with specific loss allocations
– collateral dependent	$1,238	$1,238
Other real estate owned	230	230
Mortgage servicing rights	406	406

		December 31, 2008
	December 31, 2008	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with specific loss allocations
– collateral dependent	$970	$970
Mortgage servicing rights	329	329

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

The following represent impairment charges recognized during the three and nine months ended September 30, 2009 for assets measured at fair value:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had an estimated fair value of $1,238 and $970, with a valuation allowance of $329 and $730 at September 30, 2009 and December 31, 2008. An additional provision for loan losses of $103 and $242 was recorded for the three and nine months ended September 30, 2009. An additional provision for loan losses of $730 was recorded for the year ended December 31, 2008.

Other real estate owned, which is measured for impairment using the fair value of the underlying collateral, had an estimated fair value of $230, with a valuation allowance of $78 at September 30, 2009, resulting in an additional write-down of $20 and $78 for the three and nine months ended September 30, 2009 which were included in other income in the Consolidated Statements of Income and Other Comprehensive Income.

Mortgage servicing rights, which are carried at the lower of cost or fair value, were written down to fair value of $406 at September 30, 2009 with a valuation allowance of $45. A charge of $10 and $3 was recorded during the three and nine months ended September 30, 2009. This expense was included in loan servicing fees, net in the Consolidated Statements of Income and Other Comprehensive Income.

NOTE 7 – BORROWINGS

On February 11, 2009, the Bank issued a $5,000 note due on February 15, 2012 under the FDIC Temporary Debt Guarantee Program. The note bears an interest rate of 2.74% in addition to the 100 basis point FDIC guarantee fee paid by the Bank. The Bank’s FDIC debt guarantee limit is $6,269. Interest payments are required to be made semiannually in arrears on February 15 and August 15 in each year commencing on August 15, 2009, and on the maturity date. All legal and placement fees associated with this transaction were capitalized as debt issuance costs and will be amortized to interest expense over the repayment period on a straight-line basis. At September 30, 2009, the unamortized debt issuance costs totaled $164. The Bank is required to report, by the thirtieth calendar day following the end of a month, the total amount of all FDIC-guaranteed debt (and any interest accrued and unpaid on that debt) as of the preceding month’s end.

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

The following table summarizes the fair value of the derivative financial instrument utilized by the Company:

	Asset Derivatives September 30, 2009
	Balance Sheet Location	Fair Value
Derivative designated as hedging instrument
Interest rate contract	Other Assets	$(2)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended September 30, 2009 is as follows:

Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Three months ended September 30, 2009
		Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contract	Interest income/ (expense)	$(24)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2009 is as follows:

Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Nine months ended September 30, 2009
		Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contract	Interest income/ (expense)	$(38)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with FASB ASC 825-10-50, the carrying amounts and estimated fair values of financial instruments at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from financial institutions	$4,289	$4,289	$5,628	$5,628
Securities available for sale	97,023	97,023	101,451	101,451
Federal Home Loan Bank stock	4,206	N/A	4,206	N/A
Loans held for sale	921	921	124	124
Loans, net	246,435	249,687	219,926	221,324
Accrued interest receivable	1,534	1,534	1,450	1,450
Derivatives – interest rate swap	(2)	(2)	—	—

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Deposits	$(256,299)	$(250,946)	$(234,814)	$(238,304)
Federal Home Loan Bank advances	(58,084)	(59,885)	(78,728)	(81,321)
Subordinated debentures	(5,155)	(3,910)	(5,155)	(3,087)
FDIC guaranteed unsecured borrowings	(4,836)	(5,159)	—	—
Other secured borrowings	(9,460)	(9,460)	(650)	(650)
Accrued interest payable	(364)	(364)	(412)	(412)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and due from financial institutions, accrued interest receivable and payable, demand deposits, other secured borrowings and variable rate loans or deposits that reprice frequently and fully. As disclosed in more detail in Note 6, security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk without considering widening credit spreads due to market illiquidity. As disclosed in more detail in Note 6, fair values of impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of FHLB stock is not determinable as there are restrictions on its transferability. The fair value of our derivative financial instruments, including interest rate swaps, is based on derivative valuation models using market data inputs as of the valuation date. Fair value of subordinated debentures is based on current rates for similar financing utilizing the forward LIBOR curve. The fair value of Federal Home Loan Bank advances, FDIC guaranteed unsecured borrowings and other secured borrowings are based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements and is not considered significant to this presentation.

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

NOTE 10 – SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of our financial statements, or November 12, 2009, which is the date that our financial statements were issued. On November 10, 2009, the Company became aware of net insurance settlement proceeds that we expect to receive attributable to the death benefit proceeds from two insurance policies as a part of the Company’s bank owned life insurance plan. The net settlement proceeds as of September 30, 2009 totaled approximately $427,000 and will be recorded tax-free into other noninterest income when collected, for which there is no corresponding liability. The Company expects the payment within 90 to 120 days. We do not believe any other subsequent events have occurred that would require further disclosure or adjustment to the Company’s consolidated financial position or results of operations.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of the Company and certain subsidiaries are detailed in ”Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, and in this Form 10-Q under Part II, “Item 1A – Risk Factors”. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•	changes in prevailing real estate values and loan demand both nationally and within our current and future market area;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the amount of assessments and premiums we are required to pay for FDIC deposit insurance;

•	legislative or regulatory changes that affect our business including our compliance costs;

•	our ability to successfully manage our commercial lending;

•	the financial health of certain entities, including government sponsored enterprises, the securities of which are owned or acquired by the Company;

•	adverse changes in the securities market;

•	the costs, effects and outcomes of existing or future litigation;

•	the economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks;

•	the success of our mortgage warehouse lending program;

•	the ability of the Company to manage the risks associated with the foregoing factors as well as anticipated risk factors.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

General: Total assets increased $19.3 million, or 5.2%, to $387.9 million at September 30, 2009 from $368.6 million at December 31, 2008. The increase was primarily due to an increase in net loans of $26.5 million, offset by a decrease in securities available for sale of $4.4 million. The increase in net loans was primarily due to the implementation of the mortgage warehouse lending program in May of 2009. The decrease in securities was primarily attributable to the sale of $13.0 million of securities in the second quarter of 2009, for which the proceeds were used to retire $7.5 million of Federal Home Loan Bank of Indianapolis advances and fund loans. Total deposits increased $21.5 million, or 9.1%, which assisted in funding the increase in loans.

Investment Securities: Total securities available for sale decreased $4.4 million, or 4.4%, to $97.0 million at September 30, 2009 from $101.5 million at December 31, 2008. The decrease was primarily due to the sale of approximately $13.0 million of mortgage-backed securities in the second quarter of 2009. Part of the proceeds from the sale of securities was used to retire $7.5 million of Federal Home Loan Bank of Indianapolis advances with a stated maturity in 2010 and a cost of 5.97%. A portion of the proceeds from the sale were also used to fund the mortgage warehouse loans.

As of September 30, 2009, management reviewed the securities portfolio for possible other-than-temporary impairment and determined there were no impairment charges to be recorded in the third quarter of 2009. The Company held $6.1 million in corporate debt securities which had a net unrealized gain of $60,000 at September 30, 2009, compared to a net unrealized loss of $(377,000) at June 30, 2009. These investments are considered investment grade securities and the Company has been, and expects to continue to be paid as agreed. The Company held $8.9 million privately held collateralized mortgage obligations at September 30, 2009. Management prepares a more extensive review of these securities to determine possible impairment. All of these securities are investment grade quality as of September 30, 2009 and the Company has been, and expects to continue to be paid as agreed. At September 30, 2009, the total available for sale securities portfolio reflected a net unrealized gain of $2.9 million compared to a net unrealized gain of $581,000 at December 31, 2008.

Loans Held for Sale: Loans held for sale increased $797,000 to $921,000 at September 30, 2009 from $124,000 at December 31, 2008, which is attributable to the increase in refinance activity in one-to-four-family residential mortgages that are sold to the secondary market. This activity has started to decrease in the third quarter of 2009 compared to the first six months of the year, and the Company anticipates that this trend will continue.

Net Loans: Net loans increased $26.5 million, or 12.1%, to $246.4 million at September 30, 2009 compared to $219.9 million at December 31, 2008, primarily due to the implementation of the mortgage warehouse lending program in May of 2009, as well as an increase in commercial real estate loans. One-to-four-family residential real estate loans have continued to decrease due to the refinance activity in the first nine months of 2009 with a majority of our new loans being sold in the secondary market.

Commercial real estate loans increased $10.8 million, or 13.4%, to $91.3 million at September 30, 2009 compared to $80.5 million at December 31, 2008. The Bank has continued to see a demand for commercial real estate lending, primarily in the Michigan City and Porter County markets served. The largest commercial real estate loan originated in the first nine months of 2009 was in the amount of $2.5 million and was for the purchase of an existing hotel in Valparaiso, Indiana. There were $5.0 million in commercial construction loans that converted to permanent commercial real estate loans in the third quarter of 2009. The largest construction loan which converted to permanent financing was a $2.8 million apartment complex in Michigan City, Indiana. The majority of the real estate loans originated have fixed rates of interest for five years.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Nonperforming Assets: The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One- to four- family (1)	$810	$449
Five or more family	—	—
Commercial (2)	3,160	3,036
Construction	867	1,588
Land	1,110	—

Total real estate	$5,947	$5,073
Consumer and other loans:
Home equity (3)	645	121
Commercial	326	1,535
Indirect automobile and other	4	21

Total consumer and other loans	975	1,677

Total nonaccrual loans	$6,922	$6,750

Troubled debt restructured
Commercial real estate	$—	$—

Total troubled debt restructured	$—	$—

Loans greater than 90 days delinquent and still accruing:
Real estate:
One- to four- family	$—	$—
Five or more family	—	—
Commercial	—	—
Construction	—	—
Land	—	—

Total real estate	$—	$—

Consumer and other loans:
Home equity	—	—
Commercial	—	—
Indirect automobile and other	—	—

Total consumer and other loans	$—	$—

Total nonperforming loans	$6,922	$6,750

Foreclosed assets:
One- to four- family	$409	$917
Five or more family	—	—
Commercial	—	—
Construction	—	—
Land	—	4
Consumer	—	—
Business assets	—	—

Total foreclosed assets	$409	$921

Total nonperforming assets	$7,331	$7,671

Ratios:
Nonperforming loans to total loans	2.78%	3.04%
Nonperforming assets to total assets	1.89%	2.08%

(1)	$123 and $135 of the nonaccrual one- to four- family loans at September 30, 2009 and December 31, 2008 were included for treatment under SOP 03-3 after the acquisition of City Savings Bank.
(2)	$0 and $191 of the nonaccrual commercial real estate loans at September 30, 2009 and December 31, 2008 were included for treatment under SOP 03-3 after the acquisition of City Savings Bank.
(3)	$18 and $21 of the nonaccrual home equity loans at September 30, 2009 and December 31, 2008 were included for treatment under SOP 03-3 after the acquisition of City Savings Bank.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Commercial loans decreased $1.9 million, or 9.8%, to $17.5 million at September 30, 2009 compared to $19.4 million at December 31, 2008, primarily due to a decrease in loans to states and political subdivisions of $1.0 million. The decrease was attributable to the maturity and payoff of a local tax anticipation warrant. The remaining decrease in commercial loans was due to loans that paid off during the first nine months of 2009 and due to normal payments.

Total construction loans decreased $3.4 million, or 43.7%, to $4.4 million at September 30, 2009 compared to $7.7 million at December 31, 2008, primarily due to $5.0 million in commercial construction loans that converted to permanent financing and are reflected in the commercial real estate totals. There was a decrease in residential construction loans of $1.8 million, or 48.2%, to $1.9 million at September 30, 2009 compared to $3.7 million at December 31, 2008. These loans converted to permanent financing or were sold to the secondary market.

Mortgage warehouse loans increased $32.8 million at September 30, 2009, due to the establishment of the mortgage warehouse lending division at the Bank. In May of 2009, the Company introduced the new mortgage warehousing line of business, headed up by an individual brought into the organization with an extensive background in this field. This business line has approved specific mortgage companies through which individual mortgage loans are originated by the mortgage company and funded by the Bank, as a secured borrowing with pledge of collateral under the Bank’s agreement with the mortgage company. Each individual mortgage is assigned to The La Porte Savings Bank until the loan is sold to the secondary market by the mortgage company. In addition, the Bank takes possession of each original note and forwards such note to the end investor once the mortgage company has sold the loan. These individual loans are typically sold by the mortgage company within 30 days and are seldom held more than 90 days. Interest income is accrued during this period and fee income for each loan sold is collected when the loan is sold. Agency eligible, governmental (FHA insured or VA guaranteed) and jumbo residential mortgage loans that are secured by mortgages placed on existing one-to four-family dwellings will be allowed to be purchased and placed in the warehouse line.

One-to-four-family residential loans decreased $10.3 million, or 12.1%, to $75.1 million at September 30, 2009 compared to $85.5 million at December 31, 2008, primarily attributable to the increase in refinance activity in the first nine months of 2009. The Bank has continued to sell the majority of its fixed rate one-to-four-family residential real estate loans originated in the secondary market, which along with the repayment and refinance activity has accounted for the decrease.

Consumer and home equity loans, including indirect automobile loans, decreased $1.5 million, or 5.2%, to $27.7 million at September 30, 2009 compared to $29.2 million at December 31, 2008, primarily due to a decrease in indirect automobile loans. At September 30, 2009, indirect automobile loans decreased $949,000, or 15.6%, to $5.1 million compared to $6.1 million at December 31, 2008, which is attributable to management’s decision to decrease our exposure in this type of lending over the last several years. Home equity lines of credit increased $530,000 in the first nine months of 2009; however, fixed home equity loans decreased $834,000. In the third quarter of 2009, management lowered the maximum loan-to-value ratio to 70% from 80% for its interest only home equity product. This policy change was made due to the decline in home values we have observed over the last year. The demand for consumer and home equity loans remains low due to the general economic conditions in the market.

The allowance for loan losses was $2.5 million at September 30, 2009 and December 31, 2008. The allowance for loan losses to total loans ratio was 1.00% at September 30, 2009 compared to 1.13% at December 31, 2008, and decreased primarily due to the increase in the mortgage warehouse division loans of $32.8 million. We have never experienced a loss on a mortgage warehouse loan. The reserve for the mortgage warehouse loans was based primarily on the historical one-to-four-family residential loan portfolio historical loss ratio, which is the lowest loss ratio in the loan portfolio. Management believes the reserve established for the warehouse portfolio is adequate given the repurchase agreement that is in place with the mortgage companies, in addition to a separate fidelity and fraudulent mortgage insurance bond that was purchased by the Bank for the division. If mortgage warehouse loans would have been excluded from our analysis, the allowance for loan losses to total loans ratio would have been 1.15% at September 30, 2009. Total nonperforming loans to total loans ratio was 2.78% at September 30, 2009 compared to 3.04% at December 31, 2008. Total nonperforming loans were $6.9 million at September 30, 2009 compared to $6.8 million at December 31, 2008.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Real Estate Owned: Other real estate owned decreased $512,000, or 55.6%, to $409,000 at September 30, 2009 compared to $921,000 at December 31, 2008, primarily due to the sale of several properties. At September 30, 2009 the Company held three properties in other real estate owned, all of which are one-to-four-family residential homes.

Goodwill and Other Intangible Assets: The Company’s goodwill totaled $8.4 million at September 30, 2009 and December 31, 2008. FASB ASC 350 (SFAS No. 142 Goodwill and Other Intangible Assets), requires goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The first annual impairment review of the $8.4 million of goodwill previously recorded was performed in the fourth quarter of 2008 and based on the opinion of an independent third party specialist; no goodwill impairment was recognized by the Company.

As the Company’s stock price per common share is currently less than its book value per common share, management updated the fair value assessment at the end of both the first and second quarters of 2009 by the same independent third party specialist that performed the annual testing. The updated assessment of the fair value of the goodwill of the reporting unit, which is defined as the Company as a whole, was prepared by updating the discounted cash flow analysis used in the preparation of the year-end assessment. The updated discounted cash flow analysis incorporated the June 30, 2009 financial data adjusted for the completion of a second step conversion. Based on the opinion of the independent third party specialist, the value pursuant to the discounted cash flow approach as of June 30, 2009 was above the value reached in the year-end assessment and therefore no goodwill impairment was recognized by the Company. The Company’s stock price has not significantly changed from the previous analysis and earnings have continued to increase therefore, management determined that an updated analysis from an independent third party as of the end of the third quarter was not necessary at this time. A full independent review will be done to test the goodwill for impairment in the fourth quarter. As the Company’s stock price per common share is currently less than its book value per common share, it is reasonably possible that management may conclude that goodwill, totaling $8.4 million at September 30, 2009, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

Deposits: Total deposits increased $21.5 million, or 9.1%, to $256.3 million at September 30, 2009 compared to $234.8 million at December 31, 2008, which is attributable to increases in all deposit categories. The largest increase was in the certificate of deposit and individual retirement accounts, which increased $8.3 million in the first nine months of 2009. Retail certificates of deposit and IRAs less than $100,000 increased $4.1 million and those greater than $100,000 increased $4.0 million. The interest rates offered on these deposits remain competitive with the local institutions in order to provide funding for the increased loan demand. The Bank became a member of the Certificate of Deposit Account Registry Service (CDARS) program in 2009 as an additional source of funding. This service allows network members to offer customers up to $50 million in FDIC insurance as a means to obtain funding; attract, grow, and retain customer relationships; and reduce collateralization costs. CDARS also allows member banks to purchase funds at competitive rates without collateralization or credit limits. Additionally, it enables members to place “excess” deposits with other members and to earn fee income in the process, all while maintaining complete control over our customer relationships. These funds are considered brokered certificates of deposit and at September 30, 2009 total CDARS certificates of deposit totaled $168,000. Although we are not relying on this source of funds at this time, this program will be one of the sources of funding for the mortgage warehouse program, if necessary. The Company also increased balances in savings and money market accounts $6.5 million and increased interest bearing demand deposits $3.3 million at September 30, 2009 compared to December 31, 2008. Non-interest bearing demand deposits also increased $3.4 million at September 30, 2009. The growth in deposits has been consistent at all branch locations, with the new Westville branch having the greatest percentage growth. There have been two major marketing campaigns as well as increased business development efforts in 2009, which may have contributed to the increase in deposits.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Borrowed Funds: Federal Home Loan Bank of Indianapolis, or FHLBI, borrowings decreased $20.6 million, or 26.2%, at September 30, 2009 compared to December 31, 2009, primarily due to a shift in the funding sources to the Federal Reserve discount window, as well as the early retirement of $7.5 million FHLBI advances in June of 2009 and the increase in deposits. Overnight borrowings at the Federal Reserve discount window increased $8.8 million at September 30, 2009 compared to December 31, 2008. Also contributing to the decrease in FHLBI borrowings was the increase in FDIC guaranteed unsecured debt of $4.8 million at June 30, 2009 compared to December 31, 2008. During February 2009, the Bank issued a $5.0 million note due February 15, 2012 under the FDIC Temporary Debt Guarantee Program. The note bears an interest rate of 2.74% in addition to the 100 basis point FDIC guarantee fee paid by the Bank. All legal and placement fees associated with this transaction were capitalized as debt issuance costs and will be amortized to interest expense over the repayment period.

Total Shareholders’ Equity: Total shareholders’ equity increased $3.0 million, or 6.5%, to $49.1 million at September 30, 2009 compared to $46.1 million at December 31, 2008. The increase was primarily attributable to an increase in net income of $1.6 million and an increase in other comprehensive income of $1.5 million, partially offset by stock repurchases of $131,000 during the first nine months of 2009. The increase in other comprehensive income was primarily due to the continued decrease in interest rates during the first nine months of 2009 and its positive impact on the market values on securities held in the Company’s available-for-sale investment portfolio at September 30, 2009.

Comparison of Operating Results for Three Month Period Ended September 30, 2009 and September 30, 2008

Net Income: Net income for the three months ended September 30, 2009 increased $1.6 million, or 156.0%, to $589,000 compared to a net loss of $1.1 million for the same prior year period. This increase is primarily due to a $1.5 million other-than-temporary impairment charge recorded in the three month period ending September 30, 2008, relating to Freddie Mac Preferred stock and Leman Brothers Holdings Inc. debt securities held in the Bank’s securities portfolio. Also contributing to the increase in net income is an increase in net interest income of $211,000, compared to the prior year period; primarily due to the mortgage warehousing line of business and the increased yield that portfolio has contributed. The Company also had a decrease of $190,000 in the provision for loan losses during the third quarter of 2009 compared to the prior year period.

Net Interest Income: Net interest income increased $211,000, or 8.2%, to $2.8 million for the three months ended September 30, 2009 compared to $2.6 million for the same prior year period, primarily due to an increase in net average interest-earning assets of $10.4 million. This increase is attributable to the increase in the average balance on the mortgage warehouse loans of $30.3 million, in addition to the increase in average noninterest bearing deposits of $5.8 million for the third quarter of 2009 compared to the same prior year period. The net interest spread remained constant at 2.90% for both comparable time periods.

Interest and Dividend Income: There was no significant change in total interest and dividend income for the three months ended September 30, 2009 compared to the same prior year period, however there was an increase in loan income offset by a decrease in interest income from the securities portfolio. This shift was primarily due to the new mortgage warehousing line of business.

Interest income on loans, including fees, increased $187,000, or 5.3%, for the three months ended September 30, 2009 compared to the prior year period, due to the increase in average loans of $28.9 million. This is due to the increase in the average balance of mortgage warehouse loans of $30.3 million over the same time period. The annualized average yield on average loans decreased 47 basis points to 6.11% for the three months ended September 30, 2009 compared to 6.58% for the same prior year period, primarily due to a decrease in prime rate and its impact on variable rate loans as well as the pricing on new and renewed loans. Also impacting this decrease in loan yield was the increase in non-accrual loans during the three months ended September 30, 2009, which lowered the annualized average loan yield by 13 basis points, compared to the prior year. Partially offsetting the decrease in the overall loan yield is the yield on the mortgage warehouse loans, which were not being originated in the same prior year period. The annualized average yield earned on those loans for the three month period ended September 30, 2009 was 7.70%.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the three months ended September 30, 2009 and September 30, 2008. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended September 30,
	2009			2008
	(Dollars in thousands)

	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Loans	$244,724	$3,739	6.11%	$215,810	$3,552	6.58%
Taxable securities	76,469	850	4.45%	91,638	1,168	5.10%
Tax exempt securities	16,788	174	4.15%	5,226	50	3.83%
Federal Home Loan Bank of Indianapolis stock	4,206	35	3.33%	4,187	55	5.25%
Federal funds sold and other interest-bearing deposits	1,793	1	0.22%	2,015	9	1.79%

Total interest earning assets	343,980	4,799	5.58%	318,876	4,834	6.06%
Non-interest earning assets	40,988			43,191

Total assets	$384,968			$362,067

Savings deposits	$44,580	12	0.11%	$44,323	28	0.25%
Money market and NOW accounts	42,989	90	0.84%	35,920	88	0.98%
CDs and IRAs	143,160	1,124	3.14%	134,548	1,269	3.77%

Total interest-bearing deposits	230,729	1,226	2.13%	214,791	1,385	2.58%
FHLB advances	58,119	663	4.56%	65,988	799	4.84%
Subordinated debentures	5,155	71	5.51%	5,155	76	5.90%
FDIC guaranteed unsecured borrowing	4,826	51	4.23%	—	—	—
Other secured borrowings	1,757	3	0.68%	—	—	—

Total interest-bearing liabilities	300,586	2,014	2.68%	285,934	2,260	3.16%

Non-interest bearing deposits	32,577			26,747
Other liabilities	3,875			3,321

Total liabilities	337,038			316,002
Shareholders’ equity	47,930			46,065

Total liabilities & shareholders’ equity	$384,968			$362,067

Net interest income		$2,785			$2,574

Net interest rate spread			2.90%			2.90%
Net interest margin			3.24%			3.23%

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest income from taxable securities decreased $318,000, or 27.2%, primarily due to a decrease in the average balance of taxable securities of $15.2 million in addition to a 65 basis point decrease in the annualized average yield. The decrease in the average balance was primarily due to a shift to tax exempt securities of $11.6 million over the same time period, and also the need to fund the mortgage warehouse loans. Management made the decision to increase the municipal securities portfolio given the tax advantage and the yield spreads when compared to taxable securities. Interest income from tax exempt securities increased $124,000, or 248.0%, for the three months ended September 30, 2009 compared to the same prior year period.

Dividend income from Federal Home Loan Bank of Indianapolis (FHLBI) stock decreased $20,000, or 36.4%, to $35,000 for the three months ended September 30, 2009 compared to $55,000 for the same prior year period. The FHLBI has decreased the dividend paid due to impairment charges that they have recorded attributable to their private label mortgage backed securities. Should the decision be made to suspend dividend payments on the FHLBI stock at some point in the future, it would have a negative impact on the Company’s earnings.

Interest Expense: Interest expense decreased $246,000, or 10.9%, to $2.0 million for the three months ended September 30, 2009 compared to $2.3 million for the same prior year period. This decrease is primarily attributable to the decrease in the annualized cost of average interest-bearing liabilities of 48 basis points to 2.68% from 3.16%. Contributing to this decrease is the continued decline in interest rates offered on all deposit products as well as the decrease in the average balance of FHLBI advances and the decrease in the average annualized cost of borrowing.

The annualized average cost of interest-bearing deposits decreased 45 basis points to 2.13% for the three months ended September 30, 2009 compared to 2.58% for the same prior year period, primarily due to a 63 basis point decrease in the cost of certificates of deposit and IRA time deposits. This decrease is primarily due to the overall decrease in interest rates offered for new or renewed deposits during the third quarter of 2009 compared to the interest rates on maturing deposits. Interest rates offered on savings deposits, NOW and money market accounts each declined 14 basis points over the same time period.

Interest expense on FHLBI advances decreased $136,000, or 17.0%, in the three months ended September 30, 2009 compared to the same prior year period, primarily due to a decrease of 28 basis points in the average cost as well as a decrease of $7.9 million in the average balance. The decrease in both the balance and the average cost was primarily due to the early retirement of $7.5 million FHLBI advances maturing in 2010 at a rate of 5.97%, in the second quarter of 2009. Interest expense on the FDIC guaranteed unsecured debt increased $51,000 in the third quarter of 2009 compared to the same prior year period since this debt originated in February 2009.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $184,000 for the three months ended September 30, 2009 compared to $374,000 for the same prior year period. Net charge-offs for the same periods were $308,000 and $106,000 respectively. The $308,000 in net charge-offs in the three months ended September 30, 2009 had all been specifically reserved for previously in the allowance for loan losses. The provision for the prior year period was significantly higher primarily due to one commercial and industrial loan acquired through the City Savings acquisition which at that time was deemed to have a risk of loss as a result of concerns with the documentation supporting an SBA guarantee and accordingly a $250,000 specific reserve was provided in the allowance for loan losses that period. Management was subsequently successful in collecting the guarantee and this specific allowance was reversed. One of the factors management considers when evaluating the level of the allowance for loan losses is the historical loan loss experience and given the overall economic concerns we elected to rely on more recent loan loss experience to establish their minimum reserve ratios for the general loan pools, which resulted in an increase in the provision.

Noninterest Income: Noninterest income increased $1.6 million, or 205.9%, for the three months ended September 30, 2009 compared to the same prior year period, primarily due to the $1.5 million in other-than-temporary impairment charges recorded in the third quarter of 2008. Also contributing to the increase in noninterest income was an increase in the gain on mortgage banking activities of $75,000, due to the increase in refinance activity compared to the prior year period. There was an increase in the net gain on the sale of securities of $59,000 for the third quarter of 2009 compared to the same prior year period, primarily due to the sale of a $1.6 million FHLB bond maturing in 2014 in order to swap into municipal securities. Warehouse loan fees increased $106,000 for the three months ended September 30, 2009 compared to the prior year period, due to the new mortgage warehouse line of business that started in the second quarter of 2009.

Partially offsetting these increases in noninterest income in the third quarter of 2009 as compared to the same prior year period was a decrease in the gain on the sale of other assets of $137,000. This is attributable to the sale of other real estate at a loss in the current quarter, and in the prior year period two other real estate properties were sold at a gain. Brokerage fee income also decreased $29,000 in the third quarter of 2009 compared to the same prior year period due to the termination of the Bank’s retail brokerage division in the first quarter of 2009.

Noninterest Expense: Noninterest expense increased $79,000, or 3.1%, in the three months ended September 30, 2009 compared to the prior year period, primarily due to an increase in salaries and employee benefits of $131,000, or 9.9%. The increase is attributable to the additional salary and bonus for three full-time positions added in the mortgage warehouse division, in addition to the hiring of an Assistant Vice President of Mortgage Lending in the third quarter of 2009. The current head of the mortgage department will be retiring after year-end and the replacement was hired to allow for a smooth transition for that division. Occupancy expense remained relatively constant compared to the prior year period with a slight decrease of $14,000. Advertising expense increased $29,000 due to a special checking account campaign and several other promotions held during the third quarter of 2009. Also contributing to the increase was an increase in FDIC insurance of $73,000, due to the increase in premium rates set by the FDIC for 2009. The FDIC did not continue the special assessment that it imposed in the second quarter of 2009 into the third quarter, however should they elect to impose a special assessment in the future, we would expect this to negatively impact earnings.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Partially offsetting these increases in noninterest expense in the three months ended September 30, 2009 compared to the same prior year period was a decrease in the amortization of intangibles of $25,000 due to the accelerated method used at the acquisition of City Savings Financial in 2007. Bank examination fees decreased $15,000 due to the timing of internal audit schedule and fees paid in the third quarter of 2009. Other expenses decreased $101,000, or 27.7%, primarily due to a decrease in collection expenses of $68,000. In the prior year period delinquent taxes on foreclosed properties were paid in the amount of $80,000. General supplies decreased $11,000 due to timing of the ordering of supplies. Attorney fees decreased $8,000 from the prior year period due to the collection activity in the prior year period.

Income Taxes: Income tax expense increased $249,000 for the three months ended September 30, 2009 compared to the same prior year period, primarily due to the increase in income before income taxes of $1.9 million. The effective tax rate was 20.4% for the three months ended September 30, 2009 compared to a tax benefit of (8.5%) for the same prior year period. The effective tax rate was significantly higher during the current three month period compared to prior year period due to a lower level of income tax exempt income.

Comparison of Operating Results for Nine Month Periods Ended September 30, 2009 and September 30, 2008

Net Income: Net income increased $2.1 million, or 427.3%, to $1.6 million for the nine months ended September 30, 2009 compared to a net loss of ($483,000) for the same prior year period. This increase is primarily due to a $1.5 million other-than-temporary impairment charge recorded in the prior year period, relating to Freddie Mac Preferred stock and Leman Brothers Holdings Inc. debt securities held in the Bank’s securities portfolio. Also contributing to the increase in earnings was an increase in net interest income of $343,000 primarily due to the opening of a new mortgage warehousing line of business in May 2009. The Company saw a significant increase of $537,000 in gain on mortgage banking activities in the first nine months of 2009 due to the continued decline in interest rates during the same time period, resulting in the increase in the one-to-four-family residential mortgage refinance activity compared to the prior year period. During the first nine months of 2009, the Company recorded an increase in net security gains of $425,000 compared to the prior year period. The net gain was offset by an increase in noninterest expense of $347,000, primarily due to a prepayment penalty fee of $427,000 paid to retire an FHLBI advance at an above market interest rate. The Company also experienced an increase of $433,000 in FDIC insurance expense due to the increases in the assessments as compared to the prior year period.

Net Interest Income: Net interest income increased $343,000, or 4.6%, to $7.8 million for the nine months ended September 30, 2009 compared to $7.5 million for the same prior year period, primarily due to an increase in net interest-earning assets of $5.6 million. This increase is attributable to the increase in the average balance on the mortgage warehouse loans of $14.1 million, in addition to the increase in average noninterest bearing deposits of $4.1 million for the same time periods. The net interest spread increased 2 basis points to 2.75% from 2.73%.

Interest and Dividend Income: Interest and dividend income decreased $658,000, or 4.5%, for the nine months ended September 30, 2009 compared to the same prior year period, primarily due to the continued decline in interest rates and the impact this had on the yield on average interest-earning assets.

Interest income on loans, including fees, decreased $295,000, or 2.7%, for the nine months ended September 30, 2009 compared to the prior year period, primarily attributable to the decrease in the annualized average loan yield of 63 basis points, from 6.66% to 6.03%, primarily due to the decrease in prime rate and its impact on variable rate loans as well as the pricing on new and renewed loans. Also impacting this decrease in the loan yield is the increase in non-accrual loans, which lowered the annualized average loan yield by 9 basis points for the nine months ended September 30, 2009 compared to the prior year. Partially offsetting the decrease in the loan yield was the yield on mortgage warehouse loans. The Bank started originating these loans on or around May 15, 2009 and the annualized average yield earned on those loans for the first nine months of 2009 was 7.60%, with an average YTD balance of $14.1 million.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the nine months ended September 30, 2009 and September 30, 2008. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense.

	For the Nine Months Ended September 30,
	2009			2008
	(Dollars in thousands)

	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Loans	$233,997	$10,587	6.03%	$217,780	$10,882	6.66%
Taxable securities	87,581	3,024	4.60%	91,741	3,451	5.02%
Tax exempt securities	11,378	356	4.17%	6,007	163	3.62%
Federal Home Loan Bank of Indianapolis stock	4,206	100	3.17%	4,187	159	5.06%
Federal funds sold and other interest-bearing deposits	1,796	3	0.22%	3,793	73	2.57%

Total interest earning assets	338,958	14,070	5.53%	323,508	14,728	6.07%
Non-interest earning assets	42,007			42,619

Total assets	$380,965			$366,127

Savings deposits	$43,830	40	0.12%	$43,615	93	0.28%
Money market and NOW accounts	40,311	248	0.82%	37,396	343	1.22%
CDs and IRAs	139,876	3,453	3.29%	137,730	4,187	4.05%

Total interest-bearing deposits	224,017	3,741	2.23%	218,741	4,623	2.82%
FHLB advances	63,836	2,182	4.56%	65,931	2,387	4.83%
Subordinated debentures	5,155	196	5.07%	5,155	247	6.39%
FDIC guaranteed unsecured borrowing	4,100	127	4.13%	—	—	—
Other secured borrowings	2,591	10	0.51%	—	—	—

Total interest-bearing liabilities	299,699	6,256	2.78%	289,827	7,257	3.34%

Non-interest bearing deposits	30,464			26,322
Other liabilities	3,436			3,056

Total liabilities	333,599			319,205
Shareholders’ equity	47,366			46,922

Total liabilities & shareholders’ equity	$380,965			$366,127

Net interest income		$7,814			$7,471

Net interest rate spread			2.75%			2.73%
Net interest margin			3.07%			3.08%

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest income from taxable securities decreased $427,000, or 12.4%, for the nine months ended September 30, 2009 compared to the same prior year period, primarily attributable to a 42 basis point decrease in the annualized average yield. There was also a decrease in the nine month average balance of $4.2 million compared to the prior year period. The decrease in the average balance is primarily due to a shift to tax exempt securities of $5.4 million over the same time period. Management made the decision to increase the municipal securities portfolio given the tax advantage and the yield spreads when compared to taxable securities. The annualized average yield earned on tax exempt securities increased 55 basis points in the first nine months of 2009 compared to the same prior year period.

Dividend income from Federal Home Loan Bank of Indianapolis (FHLBI) stock decreased $59,000, or 37.1%, for the nine months ended September 30, 2009 compared to the same prior year period, primarily attributable to the decrease in the annualized average yield from 5.06% to 3.17%. The FHBLI has decreased the dividend paid due to impairment charges that they have recorded attributable to their private label mortgage backed securities. Should the decision be made to suspend dividend payments on the FHLBI stock at some point in the future, it would have a negative impact on the Company’s earnings.

Interest Expense: Interest expense decreased $1.0 million, or 13.8%, to $6.3 million for the nine months ended September 30, 2009 compared to $7.3 million for the same prior year period. This decrease is primarily attributable to the decrease in the annualized cost of average interest-bearing liabilities of 56 basis points, offset partially by an increase in the nine month average balance of interest-bearing liabilities of $9.9 million over the same time period. Contributing to this decrease is the continued decline in interest rates offered on all deposit products as well as the decrease in the cost of borrowings.

The annualized average cost of interest-bearing deposits decreased 59 basis points to 2.23% for the nine months ended September 30, 2009 compared to 2.82% for the same prior year period, primarily due to an overall decrease in interest rates on maturing certificates of deposit and IRA time deposits. Management also lowered interest rates paid on savings deposits, NOW and money market accounts over the same time period.

Interest expense on FHLBI advances decreased $205,000, or 8.6%, for the first nine months of 2009 compared to the same prior year period, primarily attributable to a decrease of 27 basis points in the average cost as well as a decrease of $2.1 million in the average balance. The decrease in both the balance and the average cost was primarily due to the early retirement of $7.5 million FHLBI advances maturing in 2010 at a rate of 5.97% in the second quarter of 2009. Interest expense on the subordinated debentures decreased 132 basis points to 5.07% from 6.39% in the first nine months of 2009 compared to the same prior year period. At inception, the interest rate on the debenture adjusted quarterly at the rate of the three month LIBOR plus 3.10%. On April 15, 2009 the Company executed an interest rate swap against the $5.0 million floating rate debentures for five years at an effective fixed rate of 5.54%. Management took this action in order to hedge against a potential interest rate increase over the next five years. Interest expense on the FDIC guaranteed unsecured debt increased $127,000 in the first nine months of 2009 compared to the same prior year period since this debt originated in February 2009 at an annualized cost of 4.13%.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $442,000 for the nine months ended September 30, 2009 compared to $466,000 for the same prior year period. Net charge-offs for the same periods were $468,000 and $218,000 respectively. Of the $468,000 in net charge-offs in the first nine months of 2009, $439,000 had been specifically reserved for previously in the allowance for loan losses. The provision for the prior year period was higher primarily due to one commercial and industrial loan acquired through the City Savings acquisition which at that time was deemed to have a risk of loss as a result of concerns with the documentation supporting an SBA guarantee and accordingly a $250,000 specific reserve was provided in the allowance for loan losses that period. Management was subsequently successful in collecting the guarantee and this specific allowance was reversed. One of the factors management considers when evaluating the level of the allowance for loan losses is the historical loan loss experience and given the overall economic concerns we elected to rely on more recent loan loss experience to establish their minimum reserve ratios for the general loan pools, which resulted in an increase in the provision.

Noninterest Income: Noninterest income increased $2.4 million, or 430.5%, for the nine months ended September 30, 2009 compared to the same prior year period, primarily due to the $1.7 million in other-than-temporary impairment charges recorded in 2008. Also contributing to the increase in noninterest income was an increase in the gain on mortgage banking activities of $537,000, due to the increase in refinance activity compared to the prior year period. There was an increase in the net gain on the sale of securities of $425,000 for the first nine months of 2009 compared to the same prior year period, primarily due to the sale of a $1.6 million FHLB bond maturing in 2014 in order to move into municipal securities. Warehouse loan fees increased $165,000 for the nine months ended September 30, 2009 compared to the prior year period, due to the new mortgage warehouse line of business that started in the second quarter of 2009. ATM and debit card fee income increased $13,000 due to increased usage at many of our locations.

Partially offsetting these increases in noninterest income for the nine months ended September 30, 2009 compared to the same prior year period was a decrease in the gain on the sale of other assets of $206,000. This is attributable to the sale of other real estate at a loss, as well as write-downs of existing OREO properties to fair market value compared to the prior year period. There was a decrease in brokerage fee income of $128,000 due to the termination of the Bank’s retail brokerage division in the first quarter of 2009. There was a decrease in trust fee income of $8,000 for the first nine months of 2009 compared to the prior year period, attributable to a decrease in assets under management. On September 25, 2009, The LaPorte Savings Bank (Bank), a subsidiary of LaPorte Bancorp, Inc., entered into a referral agreement with Harbour Trust & Investment Management Company, Michigan City, Indiana (HTC) to provide ongoing trust services to its client base. After an extensive review by management, it was determined that the best way to service the Bank’s trust customers was to enter into this agreement with Harbour Trust & Investment Management Company rather than continue offering these services through an in-house Trust Division. As of September 25, 2009, the Bank managed $18.9 million in trust assets. There was a decrease in earnings on life insurance of $35,000 for the nine months ended September 30, 2009 compared to the prior year period, due to a one-time adjustment that was made when the Bank completed a 1035 exchange on a number of insurance policies it owned. Management made the decision to exchange approximately $4.1 million of life insurance from two existing insurance carriers over to another carrier that has the highest credit rating issued. Loan servicing fees decreased $56,000 due to an increase in refinance activity and the resulting increase in the amortization of the servicing rights associated with the loans that are paid off.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Expense: Noninterest expense increased $347,000, or 4.3%, in the nine months ended September 30, 2009 compared to the prior year period, primarily due to the $427,000 prepayment penalty fee assessed to retire the FHLBI advance with a stated maturity in 2010. There was also an increase in FDIC insurance of $433,000, attributable to the substantial increase in premium rates set by the FDIC for 2009, along with the special assessment of $276,000 in the second quarter of 2009, which was not applicable in the same prior year period. Should the FDIC elect to impose a special assessment in the future we would expect this to negatively impact earnings. Data processing costs increased $38,000 in the first nine months of 2009 primarily due to an increase in annual maintenance costs due to the addition of Check 21 and fraud detection services as well as the initial expenses associated with the new mortgage warehousing division. Advertising expense increased $27,000 due to a special checking account campaign and several other promotions and billboard campaigns held during the year.

Partially offsetting these increases in noninterest expense in the first nine months of 2009 as compared to the prior year period was a decrease in salaries and wages of $243,000, or 5.7%. This decrease was primarily due to the termination of one of the Bank’s post retirement life insurance benefit plans that it had established for a limited number of exempt employees. The Bank had a liability recorded in connection with this plan and as a result of the plan termination the liability was reversed during the second quarter of 2009 resulting in a $173,000 decrease in the expense when compared to the prior year period. The termination will result in an annual savings of approximately $32,000 in addition to this one-time benefit. Also contributing to the decrease in salaries and benefits is an increase in the deferred loan origination costs of $148,000 from the prior year period due to the increase in loan origination and refinance activity. Amortization of intangibles decreased $80,000, primarily due to the core deposit intangible asset being amortized into expense on an accelerated basis. Bank examination expense decreased $50,000, primarily due to additional costs attributed to the first external audit and annual SEC reporting as a public company in the first quarter of 2008.

Other expenses decreased $199,000 compared to the prior year period primarily due to a decrease in collection and OREO related expenses of $84,000 due to a large payment for delinquent taxes on foreclosed properties in the first nine months of 2008 compared to 2009. There was also a decrease in legal and consulting fees of $37,000, primarily due to the attorney fees associated with the first annual meeting and SEC reporting in the prior year period. There was a decrease in general supplies of $30,000 primarily due to additional supplies purchased for the new Westville branch office in the prior year period. Postage decreased $16,000 due to the implementation of Check 21 during the third quarter of 2008 as well as an increase in the number of customers receiving e-statements. There was a decrease in fraud expense of $19,000 compared to the same prior year period, attributable to a rise in debit card fraud activity during the first nine months of 2008 compared to 2009.

Income Taxes: Income tax expense increased $328,000 for the nine months ended September 30, 2009 compared to the same prior year period, primarily due to the increase in income before taxes of $2.4 million. Partially offsetting this increase was the beneficial tax treatment of the reversal of the post retirement life insurance plan expense. A tax deduction had not previously been recorded for this expense and therefore the reversal did not have a tax impact. The effective tax rate was 18.1% for the nine months ended September 30, 2009 compared to 4.8% for the prior year period.

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

The Company’s liquid assets, defined as cash and due from financial institutions and the market value of unpledged securities available-for-sale totaled $33.8 million at September 30, 2009 and constituted 8.5% of total assets at that date compared to $62.8 million, or 17.0%, of total assets at December 31, 2008.

The Company also maintains lines of credit with the Federal Home Loan Bank. The total of these lines of credit were $63.0 million at September 30, 2009, of which $58.1 million in Federal Home Loan Bank advances were outstanding. The Company has additional securities and certain approved real estate loans available to pledge as collateral in order to increase our lines of credit with the Federal Home Loan Bank. At September 30, 2009, we had $29.5 million in unpledged securities available for sale. The Company actively utilizes its borrowing capacity with the Federal Home Loan Bank to manage liquidity and to provide a funding alternative to time deposits, if the Federal Home Loan Bank’s rates and terms are more favorable. The advances from the Federal Home Loan Bank can have maturities from overnight to multiple years. At September 30, 2009, $28.8 million of these advances were due within one year and $29.3 million had maturities greater than a year.

The Company also utilizes the Federal Reserve discount window as a source of short-term funding. At September 30, 2009, the Company’s overnight borrowings with the Federal Reserve discount window totaled $9.5 million. The Company’s borrowing capacity at the Federal Reserve discount window is based on the collateral value of pledged securities. The collateral value of securities pledged to the Federal Reserve discount window at September 30, 2009 totaled $46.8 million. At September 30, 2009, we had $29.5 million in unpledged securities available for sale.

Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios and minimum ratio requirements. Under these regulations, banks are required to maintain a total risk-based capital ratio of 8.0% of risk-weighted assets and a Tier 1 risk-based capital ratio (primarily total shareholders’ equity less intangible assets) of at least 4.0% of risk-weighted assets. The Bank had total and Tier 1 risk-based capital ratios of 15.78% and 14.85% at September 30, 2009, and was “well-capitalized” under the regulatory guidelines.

In addition, regulators have adopted a minimum leverage ratio standard for Tier 1 capital to average assets. The minimum ratio for top-rated institutions may be as low as 3%. However, regulatory agencies have stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3% minimum. As of September 30, 2009, the Bank’s leverage ratio was 10.62%. Capital levels for the Bank remain above the established regulatory capital requirements.

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

At September 30, 2009, given a +2.00% or –2.00% shock in interest rates, our model results in the Company’s net interest income for the next twelve months changing by $76,000, or 0.61%, and $(345,000), or (2.74)%, respectively.

The Company measures its economic value of equity at risk on a quarterly basis. Economic value of equity at risk measures the Company’s exposure to changes in its economic value of equity due to changes in a forecast interest rate environment. At September 30, 2009, given a +2.00% or -2.00% shock in interest rates, our model results in the Company’s economic value of equity at risk for the next twelve months changing by (5.44)%, and (8.70)%, respectively.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2009, there are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

As of September 30, 2009, there were no material changes to the “Risk Factors” disclosed in the Company’s Annual Report for the year ended December 31, 2008 on Form 10-K filed on March 31, 2009, except as set forth below. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

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

On May 22, 2009, the FDIC published a final rule that levies a special assessment on all insured institutions in efforts to rebuild the Deposit Insurance Fund and help maintain public confidence in the banking system. The final rule establishes a special assessment of 5 basis points on the insured depository institution’s assets, minus its Tier 1 capital as of June 30, 2009. The special assessment is capped at 10 basis points of an institution’s domestic deposits. The special assessment was collected by the FDIC on September 30, 2009.

On September 29, 2009, the FDIC issued a proposed rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all 2010, 2011 and 2012. Under the proposed rule, this pre-payment would be due on December 30, 2009. Under the proposed rule, the assessment rate for the fourth quarter of 2009 and for 2010 would be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution’s base assessment rate for each period would be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. If the proposed rule is passed, we would be required to make a payment of approximately $1.5 million to the FDIC on December 30, 2009, and to record the payment as a prepaid expense, which will be amortized to expense over three years.

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

LaPorte Bancorp, Inc.

November 12, 2009	/S/ LEE A. BRADY
Date	Lee A. Brady,
President and Chief Executive Officer

November 12, 2009	/S/ MICHELE M. THOMPSON
Date	Michele M. Thompson,
Executive Vice President and
Chief Financial Officer