Form 10-K
period 2009-12-31
LaPorte Bancorp, Inc.
filed 2010-03-22
CIK 1400848

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 19, 2010, there were issued and outstanding 4,588,963 shares of the Registrant’s Common Stock.

As of June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $23,456,455.

DOCUMENTS INCORPORATED BY REFERENCE

•	Annual Report to Stockholders of the Registrant for the Fiscal Year Ended December 31, 2009 (Part II).

•	Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant (Part III).

PART I

Item 1.	Business

Forward Looking Statements

This Annual Report (including information incorporated by reference) contains, and future oral and written statements of LaPorte Bancorp, Inc. (“LaPorte Bancorp” or the “Company”) and its management may contain, forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of LaPorte Bancorp. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of LaPorte Bancorp’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and LaPorte Bancorp undertakes no obligation to update any statement in light of new information or future events. By identifying these forward-looking statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to: (1) changes in consumer spending, borrowing and savings habits; (2) the financial health of certain entities, including government sponsored enterprises, the securities of which are owned or acquired by the Company; (3) adverse changes in the securities market; and (4) the costs, effects and outcomes of existing or future litigation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

LaPorte Savings Bank, MHC

LaPorte Savings Bank, MHC is our federally-chartered mutual holding company parent. As a mutual holding company, LaPorte Savings Bank, MHC is a non-stock company. As of December 31, 2009, LaPorte Savings Bank, MHC owned 54.73% of LaPorte Bancorp’s common stock. As long as LaPorte Savings Bank, MHC exists, it is required to own a majority of the voting stock of LaPorte Bancorp and, through its board of directors, will be able to exercise voting control over most matters put to a vote of shareholders. LaPorte Savings Bank, MHC does not engage in any business activity other than owning a majority of the common stock of LaPorte Bancorp.

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

The LaPorte Savings Bank

The LaPorte Savings Bank (the “Bank”) is an Indiana-chartered savings bank that operates from eight full-service locations in LaPorte and Porter Counties, Indiana. We offer a variety of deposit and loan products to individuals and small businesses, most of which are located in our primary market of LaPorte County, Indiana.

Our website address is www.laportesavingsbank.com. Information on our website is not and should not be considered a part of this Annual Report.

The LaPorte Savings Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in residential loans, commercial real estate loans, mortgage warehouse loans, construction loans, home equity loans and lines of credit, commercial loans, automobile and other consumer loans as well as agency securities and mortgage-backed securities. In addition, we offer trust services through a referral agreement with a third party.

Mutual Holding Company Reorganization, Initial Public Offering and City Savings Bank Merger

On March 8, 2007, The LaPorte Savings Bank entered into an agreement to acquire City Savings Financial Corporation and its subsidiary City Savings Bank (“City Savings Bank Merger”) for $34.00 per share with 50% to be paid in stock and 50% to be paid in cash. To support this acquisition, The LaPorte Savings Bank reorganized into the mutual holding company form of organization and completed an initial public offering of its common stock. The mutual holding company reorganization, initial public offering and City Savings Bank Merger were completed on October 12, 2007.

The consideration paid in the City Savings Bank Merger consisted of 961,931 shares of LaPorte Bancorp’s common stock and $9.6 million in cash. The Company sold 1,299,219 shares of common stock at $10.00 per share in a subscription and community offering which resulted in gross proceeds of $12,992,190.

As of March 19, 2010, LaPorte Savings Bank, MHC held 2,522,013 shares, or 54.96%, of LaPorte Bancorp’s outstanding common stock. LaPorte Bancorp’s common stock trades on the NASDAQ Capital Market under the ticker symbol “LPSB.”

Market Area

Our primary market for both loans and deposits is currently concentrated around the areas where our full-service banking offices are located in LaPorte and Porter Counties, Indiana. The City Savings Bank Merger increased our market presence in LaPorte and Porter Counties, particularly in Michigan City, Rolling Prairie and Chesterton, Indiana.

We further increased our market presence in LaPorte County with the opening of our Westville, Indiana full-service banking office in July 2008. As of December 31, 2009, the Westville office had total deposits of $4.9 million.

Because of its location at the southern tip of Lake Michigan, LaPorte County is a major access point to the Chicago market for both rail and highway. LaPorte County is the second largest county in Indiana. The southern part of the county is rural and agricultural in nature. The northern part of the county is where LaPorte and Michigan City are located and the majority of the population is centered. The economy of LaPorte and Michigan City were once built around large manufacturing, however both have made the transition to light industry and service industry. Michigan City because of its location on Lake Michigan has seen a growth in tourism. As of June 30, 2009, The LaPorte Savings Bank had a deposit market share of approximately 18.4% in LaPorte County, which represented the second largest share in LaPorte County of any FDIC insured financial institution.

Both land and labor costs in LaPorte County have remained below the surrounding market areas, while the population has remained stable and historically property values have not experienced large increases. We have experienced declining property values in certain areas of LaPorte County in 2008 and 2009, in particular near Lake Michigan.

Porter County to the west has seen much higher growth because of its proximity to the Chicago market. As a result of the acquisition of City Savings Financial we acquired a branch in Chesterton in Porter County. We have also acquired a site in the city of Valparaiso for a possible new branch office. As of June 30, 2009, the LaPorte Savings Bank had a deposit market share of approximately 0.5% in Porter County. We have experienced declining property values in certain areas of Porter County in 2009.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property. During the past several years, we have increased our originations of commercial real estate loans in an effort to increase interest income and reduce our one- to four-family residential loan portfolio as a percentage of our total loans. In addition, in May 2009 we introduced a new mortgage warehouse lending line of business, headed up by an individual whom we hired with an extensive background in this field.

In the future, we intend to continue to originate fixed rate one- to four-family residential loans for sale into the market, and to originate adjustable rate mortgages for our portfolio, subject to market demand. We also intend to maintain and potentially increase our mortgage warehouse lending line of business. Finally, we expect to maintain our commercial real estate lending and do not expect to experience a significant increase in the near future due to current economic conditions.

Except as noted herein, we do not intend any other dramatic change in our loan composition except that we will continue to decrease our indirect automobile loans, due to declining profitability and pricing factors.

The volume of and risk associated with our loans are affected by general economic conditions, including the current economic recession and weakness in real estate values.

Loan Approval Procedures and Authority. Our loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, we review each borrower’s employment and credit history and information on the historical and projected income and expenses of mortgagors. All residential mortgage loans in excess of the individual officer’s loan authority but less than an amount requiring board approval must be approved by the Management Loan Committee. The Management Loan Committee consists of the President, Executive Vice President – Credit, Vice President – Mortgage Warehousing, Senior Vice President Commercial Lending, and Executive Vice President/Chief Financial Officer. Committee approval is required for all real estate loans above Freddie Mac eligible guidelines but less than an aggregate of $750,000. Other non Freddie Mac loans require Committee approval if they exceed individual authorities but have an aggregate of less than $750,000. Board approval is required for all real estate loans above Freddie Mac guidelines or for loans for which the customer has an aggregate balance of $750,000 or more.

Our mortgage warehouse loan approval process is intended to minimize potential risk by establishing desirable relationships with experienced and well managed Mortgage Companies (participants). The LaPorte Savings Bank is relying primarily upon the mortgagor to repay the loan or extension of credit, but the Mortgage Participant and their principal owners are guaranteeing the performance of those loans or extension of credits they have originated. All residential mortgage loans in excess of an individual warehouse staff member’s loan authority must be approved by three members of the Management Loan Committee. The Management Loan Committee consists of the President, Executive Vice President – Credit, Vice President – Mortgage Warehousing, Senior Vice

President Commercial Lending and Executive Vice President/Chief Financial Officer. Committee approval is required for all real estate loans above $750,000. We have also established limits on outstanding lines to each participant. A maximum limit of $15.0 million has been established for a single participant and a $20.0 million combined limit has been established for participants with common ownership. The Management Loan Committee has the authority to increase these limits up to 20%.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
One- to four-family	$70,126	27.08%	$84,706	38.10%	$93,439	42.05%	$63,973	46.72%	$69,596	49.21%
Five or more family	6,743	2.60	5,200	2.34	712	0.32	204	0.15	—	—
Commercial	75,506	29.16	65,078	29.27	59,332	26.70	35,578	25.98	33,076	23.39
Construction	5,420	2.09	7,736	3.48	11,268	5.07	2,578	1.88	2,132	1.51
Land	11,753	4.54	11,016	4.95	4,829	2.17	74	0.06	299	0.21

Total real estate	169,548	65.48	173,736	78.14	169,580	76.32	102,407	74.79	105,103	74.32

Mortgage warehouse	43,765	16.90	—	—	—	—	—	—	—	—

Consumer and other loans:
Home equity	15,704	6.06	15,579	7.01	16,996	7.65	7,303	5.33	7,844	5.55
Commercial	18,122	7.00	19,390	8.72	17,356	7.81	9,569	6.99	5,753	4.07
Automobile and other loans(1)	11,790	4.55	13,622	6.13	18,276	8.22	17,650	12.89	22,713	16.06

Total consumer and other loans	45,616	17.62	48,591	21.86	52,628	23.68	34,522	25.21	36,310	25.68

Total loans	$258,929	100.00%	$222,327	100.00%	$222,208	100.00%	$136,929	100.00%	$141,413	100.00%

Net deferred loan costs	122		111		86		189		228
Allowance for loan losses	(2,776)		(2,512)		(1,797)		(1,041)		(1,064)

Total loans, net	$256,275		$219,926		$220,497		$136,077		$140,577

(1)

Includes $4,780 of indirect automobile and $7,010 of direct automobile and other loans at December 31, 2009, $6,041 of indirect automobile and $7,581 of direct automobile and other loans at December 31, 2008, $9,604 and $8,672 at December 31, 2007, $14,091 and $3,559 at December 31, 2006, AND $18,900 and $3,813 at December 31, 2005.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2009. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family		Five or More Family		Commercial Real Estate		Mortgage Warehouse
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During the Years Ending December 31,
2010	$864	7.04%	$1,469	4.58%	$10,787	5.26%	$43,765	7.18%
2011	1,747	6.81	—	0.00	3,073	5.86	—	0.00
2012	1,224	6.18	22	5.00	2,168	5.99	—	0.00
2013 to 2014	5,257	5.77	4,905	5.71	34,045	6.09	—	0.00
2015 to 2019	13,351	5.72	176	5.72	14,706	5.70	—	0.00
2020 to 2024	9,647	5.82	—	0.00	4,437	6.37	—	0.00
2025 and beyond	38,036	6.05	171	6.63	6,290	6.73	—	0.00

Total	$70,126	5.97%	$6,743	5.49%	$75,506	5.95%	$43,765	7.18%

	Commercial Non-Real Estate		Construction and Land		Consumer, Automobile and Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During the Years Ending December 31,
2010	$6,666	5.09%	$11,183	5.44%	$2,731	4.81%	$77,465	6.35%
2011	1,878	5.40	1,705	5.24	2,448	6.04	10,851	5.88
2012	2,253	6.10	443	5.35	3,446	6.34	9,556	6.13
2013 to 2014	3,900	6.38	2,810	6.55	9,286	5.70	60,203	6.01
2015 to 2019	3,186	6.56	736	5.11	6,942	6.08	39,097	5.83
2020 to 2024	239	7.00	296	6.99	2,370	6.66	16,989	6.12
2025 and beyond	—	0.00	—	0.00	271	9.09	44,768	6.17

Total	$18,122	5.81%	$17,173	5.61%	$27,494	5.93%	$258,929	6.12%

The following table sets forth the contractual maturities of fixed- and adjustable-rate loans at December 31, 2009 that are due after December 31, 2010.

	Due After December 31, 2010
	Fixed	Adjustable	Total
	(In thousands)
Real Estate:
One- to four-family	$54,833	$14,429	$69,262
Five or more family	4,562	712	5,274
Commercial	28,206	36,513	64,719
Construction	—	—	—
Land	2,883	3,107	5,990

Total real estate loans	90,484	54,761	145,245

Mortgage warehouse	—	—	—

Consumer and other loans:
Home equity	2,884	11,006	13,890
Commercial	7,900	3,556	11,456
Automobile and other	10,672	201	10,873

Total consumer and other loans	21,456	14,763	36,219

Total loans	$111,940	$69,524	$181,464

One- to Four-Family Residential Loans. Historically, our primary lending activity has consisted of the origination of one- to four-family residential mortgage loans secured primarily by local properties. At December 31, 2009, approximately $70.1 million, or 27.08% of our loan portfolio, consisted of one- to four-family residential loans. The majority of the one- to four-family residential mortgage loans we originate are conventional, but we also offer FHA and VA loans. The Bank does not, nor has it ever engaged in subprime lending, defined as mortgage loans to borrowers who do not qualify for market interest rates because of problems with their credit history. Our one- to four-family residential mortgage loans are currently originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, although loans may be made with higher loan-to-value ratios at a higher interest rate to compensate for the increased credit risk. Private mortgage insurance is generally required on loans with a loan-to-value ratio in excess of 80%. Fixed-rate loans are originated for terms of 10 to 40 years. Depending on market conditions, we generally sell a majority of our fixed rate one- to four-family loans as part of our asset/liability management strategy. At December 31, 2009, our largest loan secured by one- to four-family real estate had a principal balance of approximately $914,000 and was secured by a single family residence. This loan was performing in accordance with its repayment terms at December 31, 2009.

We also offer, to a lesser extent, adjustable rate mortgage loans with fixed terms of one, three, five, seven or ten years before converting to an annual adjustment schedule based on changes in a designated United States Treasury index. We originated $0 of adjustable rate one- to four-family residential loans during the year ended December 31, 2009 and $35,000 during the year ended December 31, 2008. The adjustable rate mortgage loans that we originate provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 600 basis points, and amortize over terms of up to 30 years.

Adjustable rate mortgage loans help decrease the risk associated with changes in market interest rates by periodically repricing. However, adjustable rate mortgage loans involve other risks because, as interest rates increase, the interest payments on the loan increase, which increases the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2009, $14.4 million, or 20.83%, of our one- to four-family residential loans contractually due after December 31, 2010 had adjustable rates of interest.

We acquired a substantial amount of our adjustable rate one- to four-family residential mortgage loans in connection with our acquisition of City Savings Bank in 2007. At December 31, 2009, $20.5 million of our one- to four-family residential loans were acquired from City Savings Bank, of which $12.2 million were adjustable rate loans. Most of City Savings Bank’s adjustable rate loans were originated with rates that were fixed for an initial term of five years and then adjust on an annual basis thereafter, pegged to the one-year United States Treasury index. These loans also provide for a maximum interest rate adjustment of 200 basis points over a one-year period and a maximum adjustment of 600 basis points over the life of the loan, and are amortized over terms up to 30 years.

At December 31, 2009, $1.1 million of our one- to four-family residential mortgage loans were classified as non-performing. $446,000, or 42.12%, of these nonperforming loans were acquired in connection with the City Savings Bank Merger, and all are adjustable rate loans.

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

Mortgage Warehouse Lending. In May of 2009, we introduced a new mortgage warehousing lending line of business, headed up by an individual brought into the organization with an extensive background in this field. Under this program, we provide financing to approved mortgage companies for the origination and sale of residential mortgage loans. Each individual mortgage is assigned to us until the loan is sold to the secondary market by the mortgage company. We take possession of each original note and forward such note to the end investor once the mortgage company has sold the loan. These individual loans are typically sold by the mortgage company within 30 days and are seldom held more than 90 days. Interest income is accrued during this period and fee income for each loan sold is collected when the loan is sold. Agency eligible, governmental (FHA insured or VA guaranteed) and jumbo residential mortgage loans that are secured by mortgages placed on existing one-to four-family dwellings may be purchased and placed in the warehouse line.

As of December 31, 2009, the Bank had repurchase agreements with 10 mortgage companies and held $43.8 million of warehoused loans. Since beginning the warehousing business in May 2009, the approved mortgage companies have originated $604.8 million in mortgage loans and sold $561.0 million in mortgage loans. We recorded interest income of $1.5 million, mortgage warehouse loan fees of $272,000 and wire transfer fees of $71,000.

Commercial Real Estate Loans. At December 31, 2009, $75.5 million, or 29.16% of our total loan portfolio consisted of commercial real estate loans. Our commercial real estate loans are secured by retail, industrial, warehouse, service, medical and other commercial properties. Because, on average, our commercial real estate loans have a shorter term to repricing and a higher yield than our residential loans, such loans can be a helpful asset/liability management tool.

We originate both fixed- and adjustable-rate commercial real estate loans. Our originated fixed-rate commercial real estate loans generally have initial terms of up to five years, with a balloon payment at the end of the term. Our originated adjustable-rate commercial real estate loans generally have an initial term of three- to five-years and a repricing option. Our originated commercial real estate loans generally amortize over 15 to 20 years. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. At December 31, 2009, our largest commercial real estate loan balance was $2.5 million. At December 31, 2009, this loan was performing in accordance with its repayment terms.

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

We acquired a number of commercial real estate loans as a result of the acquisition of City Savings Bank. The majority of these loans were adjustable-rate commercial real estate loans generally having terms no greater than 20 years. Acquired loans that showed evidence of credit deterioration on the date of the City Savings Bank acquisition were recorded at an allocated fair value. Since the date of acquisition we have not recorded any specific reserves related to these loans. At December 31, 2009, the balance of these loans acquired with City Savings Bank was $1.0 million. For further information about the accounting treatment of purchased loans, see Note 3 to Consolidated Financial Statements included in Part IV hereof.

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

Set forth below is information regarding our commercial real estate loans at December 31, 2009.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Real estate development and rental	151	$20,793
Health care and social	14	3,430
Retail trade	38	7,065
Accommodation and food	35	12,916
Other services	44	5,890
Manufacturing	32	6,435
Construction	51	9,205
Other miscellaneous	58	9,772

	423	$75,506

At December 31, 2009, $3.9 million of our commercial real estate loans were classified as non-performing. $2.9 million, or 74.23%, of these loans were acquired from City Savings Bank.

During recent years, we have increased our emphasis on commercial real estate lending, however, we do not expect to experience a significant increase in the near future due to current economic conditions.

Construction and Land Loans. At December 31, 2009, $17.2 million, or 6.63%, of our total loan portfolio consisted of construction and land loans. A majority of our mortgage construction loans are for the construction of residential properties and carry fixed rates. Most of our current residential construction loan originations are structured for permanent mortgage financing once the construction is completed. At December 31, 2009, our largest residential construction loan balance was $319,000. At December 31, 2009 this loan was performing in accordance with its terms.

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

We also occasionally make loans to builders and developers “on speculation” to finance the construction of residential property where justified by an independent appraisal. Whether we are willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by a separate underwriting process. At December 31, 2009, we had construction loans with outstanding aggregate balances of $43,000 secured by one- to four-family residential property built on speculation. Given the current state of the economy and overall concerns with the construction development industry, we have significantly reduced our exposure in this type of lending and do not anticipate a change in this strategy in the near future.

We also make commercial land development and residential land loans. The growth in this area has been primarily from loans to real estate developers for the acquisition and development of one- to four-family residential developments. These loans generally have an interest-only phase during construction then convert to permanent financing. The maximum loan-to-value ratio applicable to these loans is generally 80%. At December 31, 2009, our total balance of commercial land development and residential land loans was $11.8 million, and the balance of such loans acquired with City Savings Bank was $3.5 million. At December 31, 2009, our largest commercial real estate development loan balance was $1.2 million. At December 31, 2009, this loan was performing in accordance with its terms.

We also make construction loans for commercial development projects such as multi-family, apartment and small retail and office buildings. These loans generally have an interest-only phase during construction then convert to permanent financing. Disbursements of construction loan funds are at our discretion based on the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At December 31, 2009, we had construction loans with an outstanding aggregate balance of $3.9 million and $2.9 million of undrawn commitments which were secured by multi-family residential or commercial property, $1.2 million of such loans were acquired with City Savings Bank. At December 31, 2009, our largest commercial construction loan balance was $1.8 million. At December 31, 2009, this loan was performing in accordance with its terms.

We also occasionally make loans to builders and developers for the development of one- to four-family lots in our market area. We acquired a number of such loans in the City Savings Bank merger. Land loans are generally made in amounts up to a maximum loan-to-value ratio of 75% based upon an independent appraisal. When feasible, we obtain personal guarantees for our land loans.

The table below sets forth, by type of collateral property, the number and amount of our construction and land loans at December 31, 2009, all of which are secured by properties located in our market area. Loans acquired with City Savings Bank represent $964,000 or 47.56% of the non-performing construction and land loans.

	Net Principal Balance	Non-Performing
	(Dollars in thousands)
One- to four-family construction	$1,490	$—
Multi-family construction	—	—
Commercial construction	3,930	858
Land	11,753	1,169

Total construction and land loans	$17,173	$2,027

Construction and land lending generally affords us an opportunity to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction and land lending to persons other than owner-occupants generally involve a higher level of credit risk than permanent one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects (including the current economic slowdown), real estate developers and managers. In particular, today’s very slow real estate market will likely have a very significant impact on the ability of the borrower to sell the newly constructed units. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Our risk of loss on a construction or land loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project (which may fluctuate based on market demand) and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, we may be required to modify the terms of the loan.

During 2009, we had a significant increase in our nonperforming land loans. One of the land loans, in the amount of $600,000, which was in nonperforming status as of December 31, 2009, was subsequently brought current in January 2010 and remains current as of the filing date. Based on current economic conditions, we expect to monitor the volume of new construction and land loan originations.

Commercial Loans. At December 31, 2009, $18.1 million, or 7.00% of our total loan portfolio consisted of commercial loans, of which $710,000 of such commercial loans were acquired in the City Savings Bank merger. Purchased loans that showed evidence as of the date of acquisition of credit deterioration since their origination were recorded at an allocated fair value.

Commercial credit is offered primarily to small business customers, usually for asset acquisition, business expansion or working capital purposes. Current term loan originations generally have a three- to five-year term with a balloon payment. Current term loan originations will not exceed 15 years without approval from the board. The maximum loan-to-value ratio of our current commercial loan originations is generally 80%. The extension of a commercial credit is based on the ability and stability of management, whether cash flows support the proposed debt repayment, earnings projections and the assumptions for such projections and the volume and marketability of any underlying collateral. At December 31, 2009, our largest commercial loan balance was $2.4 million, and secured by a trust security portfolio. At December 31, 2009, this loan was performing in accordance with its terms.

Set forth below is information regarding The LaPorte Savings Bank’s commercial business (non-real estate) loans at December 31, 2009.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Real estate development and rental	56	$4,397
Health care and social	8	498
Retail trade	33	456
Accommodation and food	9	2,474
Other services	10	796
Manufacturing	25	3,400
Construction	38	1,329
Other miscellaneous	52	4,772

	231	$18,122

Commercial loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself which may be highly vulnerable to changes in general economic conditions (including the current recession). Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards. At December 31, 2009, $381,000 of our commercial loans were classified as nonperforming. $381,000 or 100% of these nonperforming loans were acquired from City Savings Bank.

Home Equity Loans and Lines of Credit. We originate fixed and variable rate home equity loans and variable rate home equity lines of credit secured by a lien on the borrower’s residence. The home equity products we originate generally are limited to 80% of the property value less any other mortgages. During 2009, we lowered the maximum loan to value ratio to 70% from 80% for the interest only home equity loans we originate. The variable interest rates for home equity loans and lines of credit are determined by the Wall Street Journal prime rate and may not exceed a designated maximum over the life of the loan. We currently offer home equity loans with terms of up to 10 years with principal and interest paid monthly from the closing date. Our home equity lines of credit provide for an initial draw period of up to 10 years, and payments include principal and interest calculated based on 2% of the outstanding principal balance. We offer interest-only home equity loans up to a five year term with payments of monthly interest. At the end of the initial term, the line must be paid in full or renewed.

Home equity loans acquired in connection with the City Savings Bank merger were $4.4 million at December 31, 2009, of which $3.1 million of these loans were interest only home equity loans with principal to be repaid at maturity.

At December 31, 2009, $15.7 million or 6.06% of our total loan portfolio consisted of home equity loans and lines of credit. At December 31, 2009, our largest home equity loan balance was $374,000. This loan was secured by a single family residence and was considered a nonperforming loan. This loan was acquired in connection with the City Savings merger and is an interest only loan.

Home equity lending is subject to the same risks as one-to four-family residential lending except that, since home equity loans tend to carry higher loan to value ratios and more household debt than one-to four-family loans, there is often a somewhat higher degree of credit risk, particularly in a period of economic difficulties such as is currently occurring.

At December 31, 2009, $392,000 of our home equity loans were classified as non-performing. All of these loans were acquired with City Savings Bank.

Consumer and Other Loans. We offer a variety of loans that are either unsecured or secured by property other than real estate. These loans include loans secured by deposits, recreational vehicles or boats, personal and bond loans and indirect and direct automobile loans. At December 31, 2009, these consumer and other loans totaled $11.8 million, or 4.55% of the total loan portfolio. We acquired a significant portfolio of these loans in connection with the City Savings Bank merger. At December 31, 2009, we had $2.9 million of such loans acquired with the City Savings Bank merger. At December 31, 2009, $4.8 million or 1.85% of our total loan portfolio consisted of indirect automobile loans, down from $6.0 million of such loans at December 31, 2008.

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

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are likely to be affected by adverse personal circumstances and the overall economy, including the current economic downturn. Furthermore, the application of various state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. In view of the possible increase in the amount and scope of our consumer lending activities, there can be no assurance that charge offs and delinquencies in our consumer loan portfolio will not increase in the future.

Loan Originations, Purchases and Sales. Our loan origination activities have been primarily concentrated in our local market area. New loans are generated primarily from local realtors, walk-in customers, customer referrals, and other parties with whom we do business, and from the efforts of employees and advertising. Loan applications are underwritten and processed at our main office.

From time to time, we purchase loans from third parties to supplement loan production. In particular, we may purchase loans of a type that are not available, or that are not available with as favorable terms, in our own market area. We generally use the same underwriting standards in evaluating loan purchases as we do in originating loans. During 2009, we did not purchase any additional loans from third parties. At December 31, 2009, $1.9 million, or less than 1% of our portfolio consisted of purchased loans. At December 31, 2009, all of our purchased loan portfolio was serviced by others.

We often sell some of our originated loans in the secondary market. We generally make decisions regarding the amount of loans we wish to sell based on interest rate and/or credit risk management considerations. For instance, during 2009, we sold a significant portion of our fixed rate residential loan production as the low rate environment made such loans attractive to consumers but unattractive to us as long-term investment. In addition, we occasionally sell participation interests in our large, multi-family and commercial real estate loans in order to diversify our risk. At December 31, 2009, we serviced $64.5 million of loans for others, the majority of which were mortgage loans serviced for Freddie Mac.

The following table shows our loan origination, sale and principal repayment activities during the periods indicated.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Total loans at beginning of period	$222,327	$222,208	$136,929

Loans originated:
Real estate:
One- to four-family	58,815	29,310	24,488
Five or more family	5,033	5,873	—
Commercial	25,527	31,444	21,632
Construction	3,916	10,273	8,011
Land	4,369	6,825	449
Mortgage warehouse	607,755	—	—
Consumer and other loans:
Home equity	3,825	5,876	3,478
Commercial	9,074	14,550	11,840
Automobile and other	3,911	3,252	4,592

Total loans originated	722,225	107,403	74,490

Loans acquired through merger:
Real estate:
One- to four-family	—	—	38,540
Five or more family	—	—	518
Commercial	—	—	27,790
Construction	—	—	3,096
Land	—	—	4,508
Consumer and other loans:	—
Home equity	—	—	11,079
Commercial	—	—	5,701
Automobile and other	—	—	5,858

Total loans acquired	—	—	97,090

Loans purchased:
Real estate:
One- to four-family	—	—	—
Five or more family	—	—	—
Commercial	—	—	2,018
Construction	—	—	—
Land	—	—	—
Consumer and other loans:
Home equity	—	—	—
Commercial	—	—	—
Automobile and other	—	—	—

Total loans purchased	—	—	2,018

Loans sold:
Real estate:
One- to four-family	(53,254)	(21,883)	(13,189)
Five or more family	—	—	—
Commercial	—	—	—
Construction	—	—	—
Land	—	—	—
Consumer and other loans:
Home equity	—	—	—
Commercial	—	—	—
Automobile and other	—	—	—

Total loans sold	(53,254)	(21,883)	(13,189)

Deduct:
Principal repayments	(632,369)	(85,401)	(75,130)

Net loan activity	36,602	119	85,279

Total loans at end of period (excluding net deferred loan fees and costs)	$258,929	$222,327	$222,208

Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One- to four- family(1)	$1,059	$449	$186	$241	$215
Five or more family	—	—	—	—	—
Commercial(2)	3,854	3,036	1,061	74	157
Construction	858	1,588	—	—	—
Land	1,169	—	—	—	—

Total real estate	$6,940	$5,073	$1,247	$315	$372
Consumer and other loans:
Home equity(3)	392	121	299	—	10
Commercial(4)	381	1,535	50	—	—
Automobile and other	3	21	28	5	45

Total consumer and other loans	776	1,677	377	5	55

Total nonaccrual loans	$7,716	$6,750	$1,624	$320	$427

Troubled debt restructured commercial real estate	—	—	$462	$517	$546

Total troubled debt restructured	—	—	$462	$517	$546

Loans greater than 90 days delinquent and still accruing:
Real estate:
One- to four- family	$—	$—	$—	$—	$—
Five or more family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	—	—

Total real estate	$—	$—	$—	$—	$—

Consumer and other loans:
Home equity	—	—	—	—	—
Commercial	—	—	—	—	—
Automobile and other	—	—	—	—	—

Total consumer and other loans	$—	$—	$—	$—	$—

Total nonperforming loans	$7,716	$6,750	$2,086	$837	$973

Foreclosed assets:
One- to four- family	$399	$917	$—	$—	$111
Five or more family	—	—	—	—	—
Commercial	155	—	268	453	465
Construction	—	—	150	—	—
Land	—	4	36	—	—
Consumer	—	—	—	—	—
Business assets	—	—	—	—	—

Total foreclosed assets	$554	$921	$454	$453	$576

Total nonperforming assets	$8,270	$7,671	$2,540	$1,290	$1,549

Ratios:
Nonperforming loans to total loans	2.98%	3.04%	0.94%	0.61%	0.69%
Nonperforming assets to total assets	2.04%	2.08%	0.69%	0.48%	0.60%

(1)	$120, $135 and $134 of the nonaccrual one- to four-family loans at December 31, 2009, 2008 and 2007 were loans acquired with credit deterioration from the acquisition of City Savings Bank.
(2)	$0, $191 and $523 of the nonaccrual commercial real estate loans at December 31, 2009, 2008 and 2007 were loans acquired with credit deterioration from the acquisition of City Savings Bank.
(3)	$16, $21 and $0 of the nonaccrual home equity loans at December 31, 2009, 2008 and 2007 were loans acquired with credit deterioration from the acquisition of City Savings Bank.
(4)	$0, $0 and $50 of the nonaccrual commercial loans at December 31, 2009, 2008 and 2007 were loans acquired with credit deterioration from the acquisition of City Savings Bank.

Total nonperforming loans increased $966,000 from $6.8 million at December 31, 2008 to $7.7 million at December 31, 2009. This increase is primarily attributable to a deterioration of general economic conditions. At December 31, 2009, $5.4 million of our nonperforming loans were originated by City Savings Financial prior to the acquisition in the fourth quarter of 2007.

For the years ended December 31, 2009 and 2008, contractual gross interest income of $252,000, $148,000 and $56,000, would have been recorded on non-performing loans if those loans had been current

Troubled Debt Restructurings: Our troubled debt restructurings at December 31, 2008 consisted of one commercial loan relationship. In 2005 the loan was classified as doubtful when the borrower sold the company and the loan was renegotiated at a significantly reduced interest rate with a new borrower. As a result of the interest rate restructure the loan was discounted and reported as a troubled debt restructuring guidance as of December 31, 2005. This loan was a loan participation involving three other local financial institutions. City Savings Bank also held a portion of this same commercial loan in its portfolio at the time of the acquisition, however they did not classify the loan as troubled debt restructured status and instead charged down a portion of the loan in 2005. The loan had paid as agreed since the restructuring with the new borrower until November 2008. At December 31, 2008, this loan was placed in non-accrual status and was included in non-accrual commercial loans in the previous table. In January 2009 the loan balance of $684,000 was renegotiated once again with the borrower to be paid during the third quarter of 2009. The borrower made the payments as agreed to in January and the remaining balance was charged-off during the third quarter of 2009. For the years ended December 31, 2009 and 2008, gross interest income that would have been recorded had our troubled debt restructurings been current in accordance with their original terms was $46,000 and $58,000, respectively. For the year ended December 31, 2009 and 2008, gross interest income that was recorded related to our troubled debt restructurings totaled $0 and $16,000, respectively.

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

For further information about the accounting treatment of acquired loans, see Note 3 of the Notes to Consolidated Financial Statements included in Part IV hereof.

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies by type and amount at December 31, 2009.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Real estate:
One- to four-family	14	$850	2	$53	9	$878	25	$1,781
Five or more family	—	—	—	—	—	—	—	—
Commercial	6	1,374	—	—	11	3,855	17	5,229
Construction	—	—	—	—	1	858	1	858
Land	1	699	—	—	4	1,169	5	1,868

Total real estate	21	2,923	2	53	25	6,760	48	9,736
Consumer and other loans:
Home equity	7	419	—	—	2	376	9	795
Commercial	—	—	1	45	3	381	4	426
Automobile and other	13	113	1	6	3	3	17	122

Total consumer and other loans	20	532	2	51	8	760	30	1,343

Total	41	$3,455	4	$104	33	$7,520	78	$11,079

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

On the basis of management’s review of its assets, at December 31, 2009, we classified approximately $9.0 million of our assets as special mention, of which $2.1 million were originated by City Savings Bank, $13.6 million as substandard, of which $8.3 million were originated by City Savings Bank. At December 31, 2009, none of our assets were classified as doubtful or loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute nonperforming assets.

On the basis of this review of our assets, we had classified or held as special mention the following assets as of the date indicated:

	At December 31,
	2009	2008	2007
	(In thousands)
Special mention	$9,092	$5,164	$7,125
Substandard	13,590	13,023	9,929
Doubtful	—	250	168
Loss	—	—	—

Total classified and special mention assets	$22,682	$18,437	$17,222

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

The Company acquired a group of loans through the acquisition of City Savings Bank on October 12, 2007. Acquired loans that showed evidence of credit deterioration since their origination were recorded at an allocated fair value, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, incurred losses are recognized by an increase in the allowance for loan losses. For further information about the accounting treatment of purchased loans, see Note 3 of the Notes to Consolidated Financial Statements included in Part IV hereof.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$2,512	$1,797	$1,041	$1,064	$965

Charge-offs:
Real estate:
One- to four- family	(213)	(130)	—	(11)	—

Five or more family	—	—	—	—	—
Commercial	(1)	—	(8)	—	(12)
Construction	(30)	—	—	—	—
Land	—	—	—	—	—

Total real estate	(244)	(130)	(8)	(11)	(12)
Consumer and other loans:
Home equity	(28)	(35)	—	—	—
Commercial	(268)	(222)	—	(97)	(13)
Automobile and other	(100)	(96)	(157)	(134)	(184)

Total consumer and other loans	(396)	(353)	(157)	(231)	(197)

Total charge-offs	(640)	(483)	(165)	(242)	(209)

Recoveries:
Real estate:
One- to four- family	—	1	6	—	—
Five or more family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	—	—

Total real estate	—	1	6	—	—
Consumer and other loans:
Home equity	1	2	1	—	—
Commercial	9	5	15	—	1
Automobile and other	43	65	59	76	92

Total consumer and other loans	53	72	75	76	93

Total recoveries	53	73	81	76	93

Net (charge-offs) recoveries	(587)	(410)	(84)	(166)	(116)
Provision for loan losses	851	1,125	64	143	215
Allowance acquired through merger (general reserve only)	—	—	776	—	—

Balance at end of year	$2,776	$2,512	$1,797	$1,041	$1,064

Ratios:
Net charge-offs to average loans outstanding	0.25%	0.19%	0.05%	0.12%	0.08%
Allowance for loan losses to nonperforming loans at end of period	35.98%	37.21%	86.15%	124.37%	109.35%
Allowance for loan losses to total loans at end of period	1.07%	1.13%	0.81%	0.76%	0.75%

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

	At December 31,
	2009			2008			2007			2006
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate:
One- to four- family	$378	$70,126	27.08%	$372	$84,706	38.10%	$124	$93,439	42.05%	$141	$63,973	46.72%
Five or more family	77	6,743	2.60	55	5,200	2.34	—	712	0.32	—	204.15
Commercial	1,300	75,506	29.16	933	65,078	29.27	886	59,332	26.70	373	35,578	25.98
Construction	46	5,420	2.09	52	7,736	3.48	80	11,268	5.07	9	2,578	1.88
Land	221	11,753	4.54	138	11,016	4.95	—	4,829	2.17	—	74	0.06

Total real estate	2,022	169,548	65.48	1,550	173,736	78.14	1,090	169,580	76.32	523	102,407	74.79

Mortgage warehouse	176	43,765	16.90	—	—	—	—	—	—	—	—	—

Consumer and other:
Home equity	215	15,704	6.06	86	15,579	7.01	15	16,996	7.65	9	7,303	5.33
Commercial	238	18,122	7.00	747	19,390	8.72	357	17,356	7.81	283	9,569	6.99
Automobile and other	125	11,790	4.55	129	13,622	6.13	335	18,276	8.22	226	17,650	12.89

Total consumer and other	578	45,616	17.62	962	48,591	21.86	707	52,628	23.68	518	34,522	25.21

Total loans (excluding net deferred loan fees and costs)	$2,776	$258,929	100.00%	$2,512	$222,327	100.00%	$1,797	$222,208	100.00%	$1,041	$136,929	100.00%

	At December 31,
	2005
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate:
One- to four- family	$129	$69,596	49.21%
Five or more family	—	—	—
Commercial	366	33,076	23.39
Construction	8	2,132	1.51
Land	—	299	0.21

Total real estate	503	105,103	74.32

Consumer and other:
Home equity	25	7,844	5.55
Commercial	125	5,753	4.07
Automobile and other	411	22,713	16.06

Total consumer and other	561	36,310	25.68

Total loans	$1,064	$141,413	100.00%

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

This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance for loan losses at levels to absorb probable incurred losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

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

Until July 30, 2008, a significant portion of our investment securities were held by our subsidiary LPSB Investments Ltd., Cayman (“LPSB Ltd.”). LPSB Ltd., a wholly-owned subsidiary of The LaPorte Savings Bank, began operations in 2002 when The LaPorte Savings Bank received approval from the Federal Deposit Insurance Corporation to form the subsidiary in the Cayman Islands. Because LPSB Ltd. was located in the Grand Cayman Islands, the earnings attributable on such securities were not taxable to us for Indiana state income tax purposes. Investment decisions with respect to LPSB Ltd. were made by the members of its Board of Directors which consisted of three members of our Board, as well as a dual-employee of LPSB Ltd. and Wilmington Trust. In general, the directors of LPSB Ltd. utilized investment guidelines similar to ours. On July 30, 2008 the securities held and managed by LPSB Ltd. were transferred to the Bank. Due to the substantial state income tax net operating loss carry forward brought over from City Savings Bank, in addition to the operating costs of maintaining the subsidiary, management made the decision to dissolve LPSB Ltd. LPSB Ltd. was deemed to be dissolved on March 17, 2009.

Our current investment policy generally permits security investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government sponsored enterprises such as Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Home Loan Bank of Indianapolis (federal agency securities). Securities in these categories are generally classified as “securities available-for-sale” for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. The aggregate of all mortgage-backed securities may not exceed 75% of the overall investment portfolio, and the aggregate total of any one mortgage-backed issuer is limited to 75% of the aggregate mortgage-backed securities portfolio. We may also invest in Collateralized Mortgage Obligations (“CMOs”), Real Estate Mortgage Investment Conduits (“REMICs”) and other mortgage-related products, although such products are limited to 75% of the overall investment portfolio. In addition, we may invest in commercial paper, corporate debt, asset-backed securities and municipal securities. We acquired various investment securities from City Savings Bank, all of which complied with our investment policy.

At the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale are reported at fair value, while securities held-to-maturity are reported at amortized cost. Some of our securities are callable by the issuer or contain other features of financial engineering. Although these securities may have a yield somewhat higher than the yield of similar securities without such features, these securities are subject to the risk that they may be redeemed by the issuer prior to maturing in the event general interest rates decline. At December 31, 2009, we had $33.0 million of securities which were subject to redemption by the issuer prior to their stated maturity.

In part as a result of their attractive after tax yields, we recently increased our acquisitions of state and municipal securities. We generally apply the following procedures and standards in making investment decisions with respect to such securities. Permissible municipal investments include both general obligation and revenue issues which are rated in one of the four highest rating categories by a nationally recognized statistical rating organization. Investment in local non-rated municipal securities shall be considered only after the creditworthiness of the issuer has been analyzed. We also invest in taxable municipal securities. At December 31, 2009, we held $500,000 in taxable municipal securities.

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

Collateralized mortgage obligations are also backed by mortgages; however, they differ from mortgage-backed securities because the principal and interest payments of the underlying mortgages are financially engineered to be paid to the security holders of pre-determined classes or tranches of these securities at a faster or slower pace. The receipt of these principal and interest payments, which depends on the proposed average life for each class, is contingent on a prepayment speed assumption assigned to the underlying mortgages. Variances between the assumed payment speed and actual payments can significantly alter the average lives of such securities. To quantify and mitigate this risk, we undertake a high level of payment analysis before purchasing these securities. We invest in CMO classes or tranches in which the payments on the underlying mortgages are passed along at a pace fast enough to provide an average life of two to four years with no change in market interest rates. At December 31, 2009, our CMO portfolio had a fair value of $27.6 million.

We hold Federal Home Loan Bank of Indianapolis common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Indianapolis advance program. There is no trading market for the Federal Home Loan Bank of Indianapolis stock. The aggregate carrying value of our Federal Home Loan Bank of Indianapolis stock as of December 31, 2009 was $4.2 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the Federal Home Loan Bank of Indianapolis stock represents its carrying value. However, in light of the current economic downturn, there can be no assurance that the value of such securities will not decline in the future. We owned shares of Federal Home Loan Bank of Indianapolis stock at December 31, 2009 with a par value that was more than we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances. We are required to purchase additional stock if our outstanding advances increase.

We review equity and debt securities with significant declines in fair value on a periodic basis to determine whether they should be considered temporarily or other than temporarily impaired. In making these determinations, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) our intent not to sell the security and whether it is more likely than not that we will be required to sell the debt security before its anticipated recovery. For fixed maturity investments with unrealized losses due to interest rates where we have the intent it is more likely than not that we will be required to sell the debt security before its anticipated recovery, declines in value below cost are not assumed to be other than temporary. If a decline in the fair value of a security is determined to be other than temporary, we are required to reduce the carrying value of the security to its fair value and record a non-cash impairment charge for the amount of the decline, net of tax effect, against our current income.

All of our securities are classified as available for sale. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
U.S. Treasury and federal agency	$13,112	$12,972	$10,855	$11,035	$29,633	$30,001
State and municipal	24,761	25,264	6,293	6,200	9,361	9,272
Mortgage-backed securities - residential	29,732	31,082	51,928	52,958	37,482	37,529
Government agency sponsored collateralized mortgage obligations	17,718	18,148	17,718	17,711	16,921	16,288
Privately held collateralized mortgage obligations	9,114	9,494	8,024	7,888	1,748	1,716
Corporate debt securities	4,993	5,135	6,042	5,649	—	—
Fannie Mae and Freddie Mac preferred stock	—	—	10	10	1,242	1,242

Total securities available-for-sale	$99,430	$102,095	$100,870	$101,451	$96,387	$96,048

At December 31, 2009, we had no investments in a single entity (other than United States government or agency sponsored securities) that had an aggregate book value in excess of 10% of our shareholders’ equity.

The composition and contractual maturities of the investment securities portfolio at December 31, 2009 are summarized in the following table. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. In addition, under the structure of some of our CMOs, the short- and intermediate-tranche interests have repayment priority over the longer term tranches of the same underlying mortgage pool. Finally, some of our U.S. Treasury and other securities are callable at the option of the issuer.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury and federal agency	$—	—%	$2,064	2.14%	$6,243	3.78%	$4,805	4.24%	$13,112	$12,972	3.69%
State and municipal	—	—	1,352	2.93	3,686	4.05	19,723	4.31	24,761	25,264	4.20
Mortgage-backed securities - residential	—	—	313	4.71	1,657	4.82	27,762	5.03	29,732	31,082	5.01
Government agency sponsored collateralized mortgage obligations	—	—	—	—	2,798	3.96	14,920	4.16	17,718	18,148	4.13
Privately held collateralized mortgage obligations	—	—	—	—	2,433	4.30	6,681	5.18	9,114	9,494	4.95
Corporate debt securities	—	—	500	5.50	4,493	4.90	—	—	4,993	5,135	4.96

Total securities available-for-sale	$—	—%	$4,229	2.98%	$21,310	4.23%	$73,891	4.62%	$99,430	$102,095	4.47%

The following table shows our mortgage-backed securities and collateralized mortgage obligations purchase, sale and repayment activity during the periods indicated:

	For the years ended December 31,
	2009	2008	2007
	(In thousands)
Total at beginning of period	$77,670	$56,151	$32,616
Purchases of:
Mortgage-backed securities - residential	6,202	24,374	28,383
Government agency sponsored collateralized mortgage obligations	7,660	3,531	1,472
Privately held collateralized mortgage obligations	2,740	6,755	—
Deduct:
Principal repayments	(18,470)	(10,544)	(6,320)
Sales of:
Mortgage-backed securities - residential	(17,554)	(2,597)	—
Government agency sponsored collateralized mortgage obligations	(1,580)	—	—
Collateralized mortgage obligations	(104)	—	—

Net activity	(21,106)	21,519	23,535

Total at end of period	$56,564	$77,670	$56,151

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

At December 31, 2009, our deposits totaled $273.4 million. Interest-bearing NOW, regular and other savings and money market deposits totaled $94.9 million at December 31, 2009. At December 31, 2009, we had a total of $144.4 million in certificates of deposit and individual retirement accounts. Non-interest bearing demand deposits totaled $34.1 million. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits as they are more difficult to retain than core deposits. At December 31, 2009, we held $10.9 million in brokered certificates of deposits through the Certificate of Deposit Registry Service (CDARS) program. During the fourth quarter of 2009, we acquired $10.8 million in floating rate CDARS funds and took out a $10.3 million fixed rate interest rate swap for five years in order to address the potential for rising interest rates. Brokered certificates of deposits are purchased only through CDARS and pre-approved brokers.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2009			2008			2007
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$34,066	12.46%	—%	$27,584	11.75%	—%	$28,148	11.43%	—%
Money market/NOW accounts	51,099	18.69	0.84	36,812	15.68	0.79	37,089	15.06	2.15
Regular savings	43,832	16.03	0.11	42,775	18.21	0.15	43,754	17.77	0.51

Total transaction accounts	128,997	47.18	0.37	107,171	45.64	0.33	108,991	44.26	0.94

CDs and IRAs	144,411	52.82	2.92	127,643	54.36	3.62	137,280	55.74	4.63

Total deposits	$273,408	100.00%	1.72%	$234,814	100.00%	2.12%	$246,271	100.00%	3.00%

The following table sets forth the amount and maturities of time certificates and IRA deposits at December 31, 2009.

	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
INTEREST RATE:
Less than 2.00%	$35,041	$4,234	$8,548	$—	$47,823	33.12%
2.00% - 2.99%	2,817	4,537	6,541	2,313	16,208	11.22
3.00% - 3.99%	7,506	22,843	2,251	8,859	41,459	28.71
4.00% - 4.99%	25,284	2,579	74	695	28,632	19.83
5.00% - 5.99%	7,014	344	979	1,851	10,188	7.06
6.00% - 6.99%	18	61	2	—	81	0.05
7.00% - 7.99%	—	3	—	—	3	0.00
8.00% and over	—	14	3	—	17	0.01

Total	$77,680	$34,615	$18,398	$13,718	$144,411	100.00%

As of December 31, 2009, the aggregate amount of our outstanding time certificates and IRA deposits in amounts greater than or equal to $100,000 was approximately $43.8 million. The following table sets forth the maturity of these certificates as of December 31, 2009.

At December 31, 2009
(In thousands)
Three months or less	$17,136
Over three months through six months	2,089
Over six months through one year	9,036
Over one year	15,512

Total	$43,773

The following table sets forth our deposit activities for the periods indicated.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Beginning balance	$234,814	$246,271	$201,859
Deposits acquired through merger	—	—	84,080
Net deposits (withdrawals) before interest credited	34,555	(16,495)	(46,410)
Interest credited	4,039	5,038	6,742

Net increase (decrease) in deposits	38,594	(11,457)	44,412

Ending balance	$273,408	$234,814	$246,271

The following table sets forth the time certificates and IRA deposits in The LaPorte Savings Bank classified by interest rate as of the dates indicated.

	At December 31,
	2009	2008	2007
	(In thousands)
Interest Rate
Less than 2.00%	$47,823	$6,292	$—
2.00% - 2.99%	16,208	29,400	120
3.00% - 3.99%	41,459	35,823	20,712
4.00% - 4.99%	28,632	39,508	58,955
5.00% - 5.99%	10,188	16,524	56,921
6.00% - 6.99%	81	76	90
7.00% - 7.99%	3	3	3
8.00% and over	17	17	479

Total	$144,411	$127,643	$137,280

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

Our borrowings at December 31, 2009 consisted of advances and overnight borrowings from the Federal Home Loan Bank of Indianapolis and overnight borrowings from the Federal Reserve Bank discount window. At December 31, 2009, we had access to additional Federal Home Loan Bank advances of up to $24.9 million and access to additional overnight borrowings of up to $32.3 million at the Federal Reserve Bank discount window. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated. For additional information, see Note 5 of the notes to our consolidated financial statements.

	At or For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

FHLB Advances:
Balance at end of period	$52,773	$78,728	$66,516
Average balance during period	62,111	67,153	43,866
Maximum outstanding at any month end	70,429	78,728	66,516

Weighted average interest rate at end of period	4.47%	4.08%	4.74%
Average interest rate during period	4.56%	4.80%	5.41%

FRB Discount Window:
Balance at end of period	$16,675	$650	—
Average balance during period	3,252	2	—
Maximum outstanding at any month end	17,740	650	—

Weighted average interest rate at end of period	0.50%	0.50%	—
Average interest rate during period	0.49%	0.50%	—

In 2007, LaPorte Bancorp, Inc. assumed subordinated debentures as a result of the City Savings Financial acquisition. In 2003, City Savings Financial formed the City Savings Bank Statutory Trust I (the “Trust”) and the trust issued 5,000 floating Trust Preferred Securities with a liquidation amount of $1,000 per preferred Security in a private placement to an offshore entity for an aggregate offering price of $5,000,000. The proceeds of the $5,000,000 were used by the Trust to purchase $5,155,000 in Floating Rate Subordinated Debentures from City Savings Financial Corporation. The Debentures and Securities have a term of 30 years and carry an interest rate adjusted quarterly of three month LIBOR plus 3.10%. At December 31, 2009, this rate was 3.35%.

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

We seek to meet this competition by the convenience of our branch locations, emphasizing personalized banking and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within local communities by focusing our marketing and community involvement on the specific needs of our local communities. As of June 30, 2009, The LaPorte Savings Bank had the 2nd largest deposit market share in LaPorte County, Indiana. As of June 30, 2009, The LaPorte Savings Bank had the 12th largest deposit market share in Porter County, Indiana. We do not rely on any individual, group, or entity for a material portion of our deposits.

Employees

As of December 31, 2009, we had 101 full-time employees and 8 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Subsidiary Activities

The Company has one subsidiary, The LaPorte Savings Bank. The LaPorte Savings Bank has no subsidiaries.

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

Certain regulatory requirements applicable to The LaPorte Savings Bank and LaPorte Bancorp are referred to below or appear elsewhere in this Form 10-K. The regulatory discussion, however, does not purport to be an exhaustive treatment of applicable laws and regulations and is qualified in its entirety by reference to the actual statutes and regulations. Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Indiana Department of Financial Institutions or Congress, could have a material adverse impact on LaPorte Bancorp and The LaPorte Savings Bank, and their operations.

Proposed Federal Legislation

Legislation has been introduced in the United States Senate and House of Representatives that would implement sweeping changes to the current bank regulatory structure described in this section. A bill passed by the House of Representatives would eliminate LaPorte Bancorp’s current primary federal regulator, the Office of Thrift Supervision, by merging the Office of Thrift Supervision into the Comptroller of the Currency (the primary federal regulator for national banks). The House legislation would authorize the Comptroller of the Currency to charter mutual and stock savings banks and mutual holding companies, which would be under the supervision of the Division of Thrift Supervision of the Comptroller of the Currency. The House bill would also establish a Financial Services Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all bank and thrift holding companies. If the proposed legislation is enacted, LaPorte Bancorp would become a holding company subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision, and would become subject to the Federal Reserve’s regulations.

The Senate proposal would also merge the Office of Thrift Supervision into the Office of the Comptroller of the Currency. Supervision of savings and loan holding companies with a state savings bank subsidiary and less than $50 billion in assets, such as LaPorte Bancorp, Inc., would be transferred to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation would also remain the primary federal regulator of The LaPorte Savings Bank.

Both the House bill and the Senate proposal would establish new government bureaucracies empowered to write consumer protection rules and, in certain cases, to conduct examinations and implement enforcement actions with respect thereto. We believe that the creation of such consumer protection bureaucracies could result in an increase in our compliance costs.

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

U.S. Treasury’s TARP Capital Purchase Program. In October 2008 the U.S. Treasury created the Capital Purchase Program (“CPP”) under which Treasury purchased securities from qualified financial institutions in an effort to stabilize the financial system. Institutions electing to participate in the CPP became subject to a number of restrictions, including limits on executive compensation, stock redemptions and dividends. We elected not to participate in the CPP.

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

Federal Deposit Insurance. In October 2008, in response to the global financial crisis, deposit insurance by the Federal Deposit Insurance Corporation (“FDIC”) was increased to a maximum of $250,000 per depositor. On January 1, 2014, the maximum insurance amount will return to $100,000 per depositor for all deposit accounts except certain retirement accounts, which will remain at $250,000 per depositor. In addition, under the FDIC’s Transaction Account Guarantee Program, most noninterest-bearing transaction accounts are guaranteed regardless of amount until June 30, 2010.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. As of June 30, 2008, the reserve ratio had decreased to 1.01% as a result of bank failures. As part of a plan to restore the reserve ratio to 1.15%, the FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. In addition, the FDIC has increased its quarterly assessment rates and amended the method by which rates are calculated. Beginning in the second quarter of 2009, institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities, and brokered deposits to establish a total base assessment rate ranging from 7 to 77.5 basis points.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with 3 basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base is assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, The LaPorte Savings Bank prepaid approximately $1.3 million in estimated assessment fees for 2010 through 2012. Because the prepaid assessments represent the prepayment of future expense, they do not affect The LaPorte Savings Bank’s capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the year ended December 31, 2009, we paid $26,000 in fees related to the FICO.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of The LaPorte Savings Bank’s deposit insurance.

FDIC Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program (“TLGP”). This program has two components. One guarantees newly issued senior unsecured debt of the participating organizations, up to certain limits established for each institution, issued between October 14, 2008 and October 31, 2009. The FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012 (or until December 31, 2012 for debt issued after March 17, 2009). In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. The Company opted to participate in this component of the TLGP, and on February 11, 2009, it issued approximately $5 million of FDIC guaranteed debt due in February 2012.

The other component of the program provides full FDIC insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until June 30, 2010. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the TLGP. The Company has opted to participate in this component of the TLGP.

Federal Home Loan Bank System. The LaPorte Savings Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. As a member, The LaPorte Savings Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advance from the Federal Home Loan Bank. At December 31, 2009, The LaPorte Savings Bank was in compliance with this requirement.

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

State Taxation. The LaPorte Savings Bank is subject to Indiana’s Financial Institutions Tax (“FIT”), which is imposed at a flat rate of 8.5% on “adjusted gross income.” “Adjusted gross income,” for purposes of FIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes. In the last five years, The LaPorte Savings Bank’s state income tax returns have not been subject to any other examination by a taxing authority.

Item 1A.	Risk Factors

The United States economy remains weak and unemployment levels are high. The prolonged economic downturn will adversely affect our business and financial results.

The United States experienced a severe economic recession in 2008 and 2009. While economic growth has resumed recently, the rate of growth has been slow and unemployment remains at very high levels and is not expected to improve in the near future. Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak U.S. economy and high unemployment. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. The continuing real estate downturn also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans. Bank and bank holding company stock prices have declined substantially, and it is significantly more difficult for banks and bank holding companies to raise capital or borrow in the debt markets.

Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability. Moreover, continued declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.

A continued downturn in the local economy or a decline in real estate values could hurt our profits.

Nearly all of our real estate loans are secured by real estate in LaPorte County. As a result of this concentration, a continued downturn in the local economy could cause significant increases in non-performing loans, which would hurt our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss. In addition, because we have a significant amount of commercial real estate loans, decreases in tenant occupancy may also have a negative effect on the ability of many of our borrowers to make timely repayments on their loans, which would have an adverse impact on our earnings.

We have increased our commercial real estate loan originations, which increases the risk in our loan portfolio.

In order to enhance the yield and shorten the term-to-maturity of our loan portfolio, we have expanded our commercial real estate lending during recent years. In addition, we acquired a significant portfolio of such loans in the City Savings Bank merger in 2007. Commercial real estate lending has increased as a percentage of our total loan portfolio from 18.5% at December 31, 2002 to 29.16% at December 31, 2009.

Given their larger balances and the complexity of the underlying collateral, commercial real estate loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. In addition, our commercial real estate loan portfolio is not as seasoned as the loan portfolios of some of our competitors. During 2008, we began to experience an increase in nonperforming commercial real estate loans, which continued during 2009. In light of the current weakness in the real estate market and economy, we may continue to experience increases in nonperforming loans and provisions for loan losses.

Our mortgage warehousing line of business may be subject to a higher risk than our residential lending operations.

We operate a mortgage warehousing line of business. Under this program, we provide financing to approved mortgage companies for the origination and sale of residential mortgage loans. Each individual mortgage is assigned to us until the loan is sold to the secondary market by the mortgage company. We take possession of each original note and forward such note to the end investor once the mortgage company has sold the loan. Because we rely on the mortgage companies to make and document the loans, we have less control over the quality of the underlying loans and the creditworthiness of the borrowers.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 1.07% of total loans at December 31, 2009, material additions to our allowance could materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Any future Federal Deposit Insurance Corporation insurance premium increases or special assessments will adversely affect our earnings.

The Federal Deposit Insurance Corporation has adopted a rule that will require us to prepay insurance premiums. As part of a plan to restore the reserve ratio of the Deposit Insurance Fund, the FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. We recorded an expense of $176,000 during the quarter ended June 30, 2009, to reflect the special assessment. The FDIC has also increased its maximum quarterly assessment rates and amended the method by which rates are calculated. Quarterly assessments we paid for 2009 equaled $399,000, compared to $60,000 for 2008. Any further special assessments or increases to quarterly assessment rates will adversely affect our earnings.

In addition, in November 2009 the FDIC adopted a rule requiring insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for all of 2010, 2011, and 2012. On December 30, 2009, we prepaid approximately $1.3 million in estimated quarterly assessment fees for the first quarter of 2010 through the fourth quarter of 2012. Because the prepaid assessments represent the prepayment of future expense, they do not affect our capital or tax obligations. For further discussion of how changes in interest rates could impact us, see “—Savings Bank Regulation—Insurance of Deposit Accounts.”

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. As December 31, 2009, the fair value of our securities classified as available for sale totaled $102.1 million. Unrealized net gains on available-for-sale securities totaled $2.7 million at December 31, 2009 and are reported, net of tax, as a separate component of shareholders’ equity. However, a rise in interest rates could cause a decrease in the fair value of securities available for sale in future periods which would have an adverse effect on shareholders’ equity.

Depending on market conditions, we often place more emphasis on enhancing our net interest margin rather than matching the interest rate sensitivity of our assets and liabilities. In particular, we believe that the increased net interest income resulting from a mismatch in the maturity of our asset and liability portfolios can, during periods of stable or declining interest rates provide high enough returns to justify increased exposure to sudden and unexpected increases in interest rates. As a result, our results of operations and the economic value of our equity will remain vulnerable to increases in interest rates and to declines in the difference between long- and short-term rates. See “Managements Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Slow growth in our market area has adversely affected and may continue to adversely affect our performance.

Economic and population growth within our market area has for several decades been below the national average. Management believes that these factors have adversely affected our profitability and our ability to increase our loans and deposits. Our acquisition of City Savings Financial Corporation facilitated our entrance into the Michigan City and Chesterton, Indiana markets, which are growing more rapidly than Eastern LaPorte County. However, these markets have experienced a significant decline in real estate values and economic activity as a result of the current recession.

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

We are subject to extensive regulation, supervision and examination by the Federal Deposit Insurance Corporation, as insurer of our deposits, and by the Indiana Department of Financial Institutions as our primary regulator. LaPorte Savings Bank, MHC and LaPorte Bancorp are subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of The LaPorte Savings Bank rather than for holders of LaPorte Bancorp common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations including compliance costs.

In addition, future legislative or regulatory actions responding to perceived financial and market problems could impair our rights against borrowers. There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. With proposals such as these or other proposals limiting our rights as a creditor to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor.

A legislative proposal has been introduced that would eliminate the Office of Thrift Supervision, the primary federal regulator for LaPorte Savings Bank, MHC and LaPorte Bancorp, Inc., which would require LaPorte Bancorp, Inc. to become a bank holding company.

Legislation has been introduced in the United States Senate and House of Representatives that would implement sweeping changes to the current bank regulatory structure. A bill passed by the House of Representatives would eliminate our current primary federal regulator, the Office of Thrift Supervision, by merging the Office of Thrift Supervision into the Comptroller of the Currency (the primary federal regulator for national banks). The House legislation would authorize the Comptroller of the Currency to charter mutual and stock savings banks and mutual holding companies, which would be under the supervision of the Division of Thrift Supervision of the Comptroller of the Currency. The House bill would also establish a Financial Services Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all banks and thrift holding companies. As a result, LaPorte Bancorp, Inc. would become a holding company subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision, and would become subject to the Federal Reserve’s regulations, including holding company capital requirements, that LaPorte Bancorp, Inc. would not be subject to as a savings and loan holding company. In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

The Senate proposal would also merge the Office of Thrift Supervision into the Office of the Comptroller of the Currency. Supervision of savings and loan holding companies with a state savings bank subsidiary and less than $50 billion in assets, such as LaPorte Bancorp, Inc., would be transferred to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation would also remain the primary federal regulator of The LaPorte Savings Bank. Both the House bill and the Senate proposal would establish new government bureaucracies empowered to write consumer protection rules and, in certain cases, to conduct examinations and implement enforcement actions with respect thereto. We believe that the creation of such consumer protection bureaucracies could result in an increase in our compliance costs.

If the Federal Home Loan Bank of Indianapolis continues to pay a reduced dividend, our earnings will be negatively affected.

We own common stock of the Federal Home Loan Bank of Indianapolis (“FHLBI”) to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBI’s advance program. There is no market for our FHLBI common stock. Since the fourth quarter of 2008, the FHLBI has paid a reduced dividend on its stock due to losses in its securities portfolio. As a result, we received approximately $88,000 less from FHLBI dividends in 2009 compared to 2008. If the FHLBI continues to pay a reduced dividend, our earnings will be negatively affected.

Stock price may be volatile due to limited trading volume.

LaPorte Bancorp, Inc.’s common stock is traded on the NASDAQ Capital Market. However, the average daily trading volume in the Stock Company’s common stock has been relatively small, averaging less than approximately 4,178 shares per day during the month of December 2009 and approximately 1,158 shares per day during the year of 2009. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

Public stockholders own a minority of LaPorte Bancorp, Inc.’s common stock and will not be able to exercise voting control over most matters put to a vote of stockholders.

LaPorte Bancorp, Inc.’s holding company, LaPorte Savings Bank, MHC owns approximately 54.73% of its common stock, as of December 31, 2009. Directors and executive officers own or control approximately 2.84% of the common stock. The same directors and executive officers that manage LaPorte Bancorp, Inc., also manage LaPorte Savings Bank, MHC. Public stockholders who are not associated with the MHC or LaPorte Bancorp, Inc. own approximately 42.43% of the common stock. The Board of Directors of LaPorte Savings Bank, MHC will be able to exercise voting control over most matters put to a vote of stockholders because the MHC owns a majority of LaPorte Bancorp, Inc.’s common stock. For example, LaPorte Savings Bank, MHC may exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares or to approve employee benefit plans.

We could potentially recognize goodwill impairment charges.

In connection with our acquisition of City Savings Financial, we recorded goodwill equaling $8.4 million. LaPorte Bancorp annually measures the fair value of its investment in The LaPorte Savings Bank to determine that such fair value equals or exceeds the carrying value of its investment, including goodwill. If the fair value of our investment in The LaPorte Savings Bank does not equal or exceed its carrying value, we will be required to record goodwill impairment charges which may adversely affect future earnings. The fair value of a banking franchise can fluctuate downward based on a number of factors that are beyond management’s control, (e.g. adverse trends in the general economy or interest rates). As a result of impairment testing performed as of September 30, 2009, no impairment charge was recorded by the Company. There can be no assurance that our banking franchise value will not decline in the future to a level necessitating goodwill impairment charges to operations that could be material to our results of operations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

As of December 31, 2009, the net book value of our properties was $9.6 million. The following is a list of our offices:

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office (including land):
710 Indiana Avenue La Porte, Indiana 46350	Owned	1916	57,000	$3,280

Full Service Branches: (including land)
6959 W. Johnson Road La Porte, Indiana 46350	Owned	1987	3,500	320

301 Boyd Blvd. La Porte, Indiana 46350	Owned	1997	4,000	1,162

1222 W. State Road #2 La Porte, Indiana 46350	Owned	1999	2,200	401

2000 Franklin Street Michigan City, Indiana 46360	Owned	2007	5,589	828

851 Indian Boundary Road Chesterton, Indiana 46304	Owned	2007	7,475	1,216

101 Michigan Street Rolling Prairie, Indiana 46371	Owned	2007	1,850	107

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
1 Parkman Drive Westville, Indiana 46390	Owned	2006	4,000	1,429

Lots Owned:
1201 E. Lincolnway Valparaiso, Indiana 46383	Owned	2006	N/A	375

Cleveland Crossing Michigan City, Indiana 46360	Owned	2007	N/A	506

The net book value of our furniture, fixtures and equipment (including computer software) at December 31, 2009 was $1.5 million.

Item 3.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

PART II

Item 4.	(Removed and Reserved)

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “LPSB”. The approximate number of holders of record of LaPorte Bancorp, Inc.’s common stock as of December 31, 2009 was 711. Certain shares of LaPorte Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for LaPorte Bancorp, Inc.’s common stock for each quarter during 2008 and 2009, as reported on the NASDAQ Capital Market.

	High	Low	Dividends
2008
Quarter ended March 31, 2008	$7.77	$6.35	—
Quarter ended June 30, 2008	7.43	6.20	—
Quarter ended September 30, 2008	8.30	5.90	—
Quarter ended December 31, 2008	7.00	4.55	—

2009
Quarter ended March 31, 2009	6.00	3.85	—
Quarter ended June 30, 2009	5.15	4.20	—
Quarter ended September 30, 2009	5.24	4.21	—
Quarter ended December 31, 2009	5.00	4.14	—

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

LaPorte Bancorp is generally not subject to regulatory restrictions on the payment of dividends. However, if LaPorte Bancorp pays dividends to its shareholders, it also will be required to pay dividends to LaPorte Savings Bank, MHC, unless LaPorte Savings Bank, MHC elects to waive the receipt of dividends. We anticipate that LaPorte Savings Bank, MHC will waive any dividends that LaPorte Bancorp may pay. Any decision to waive dividends will be subject to regulatory approval. As long as The LaPorte Savings Bank remains an Indiana chartered savings bank, (i) any dividends waived by LaPorte Savings Bank, MHC must be retained by LaPorte Bancorp or The LaPorte Savings Bank and segregated, earmarked, or otherwise identified on the books and records of LaPorte Bancorp or The LaPorte Savings Bank, (ii) such amounts must be taken into account in any valuation of the institution, and factored into the calculation used in establishing a fair and reasonable basis for exchanging shares in any subsequent conversion of LaPorte Savings Bank, MHC to stock form and (iii) such amounts shall not be available for payment to, or the value thereof transferred to, minority shareholders, by any means, including through dividend payments or at liquidation.

Under several of the banking reform proposals being discussed by the United States Congress, the Federal Reserve Board would become the regulator of LaPorte Bancorp, Inc. and LaPorte Savings Bank, MHC. While such legislation may contain a limited grandfather clause protecting LaPorte Savings Bank, MHC’s ability to waive dividends from the Company, the Federal Reserve Board’s current policy does not permit the waiver of such dividends.

In addition, our ability to pay dividends largely depends upon dividends we receive from The LaPorte Savings Bank, which are subject to regulatory restrictions on dividends. Applicable regulations limit dividends and other distributions from The LaPorte Savings Bank to us. See Item 1 Business – Supervision and Regulation –Dividend Limitations. In addition, The LaPorte Savings Bank may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with the offering. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

At December 31, 2009, there were no compensation plans under which equity securities of LaPorte Bancorp, Inc. were authorized for issuance other than the Employee Stock Ownership Plan.

The following table presents a summary of the Company’s share repurchases during the quarter ended December 31, 2009.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1- October 31	0	$—	0	63,400
November 1- November 30	7,200	4.97	7,200	56,200
December 1- December 31	20,500	4.41	20,500	35,700

Total	27,700	$4.55	27,700	35,700

(1)	On November 13, 2009, the Company commenced a stock repurchase program pursuant to which the Company intends to repurchase, in the open market and in privately negotiated transactions, up to 3 percent (approximately 63,400 shares) of the Company’s outstanding public shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Item 6.	Selected Financial Data

The following information is derived from the audited consolidated financial statements of LaPorte Bancorp, Inc. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of LaPorte Bancorp, Inc. and related notes included elsewhere in this Annual Report.

	At December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Selected Financial Condition Data:

Total assets	$405,827	$368,558	$367,260	$266,472	$256,861
Cash and cash equivalents	6,000	5,628	9,937	21,047	8,664
Investment securities	102,095	101,451	96,048	88,538	85,996
Federal Home Loan Bank stock	4,206	4,206	4,187	2,661	2,773
Loans held for sale	981	124	—	—	707
Loans, net	256,275	219,926	220,497	136,077	140,577
Deposits	273,408	234,814	246,271	201,859	182,348
Federal Home Loan Bank of Indianapolis advances and other long-term borrowings	62,780	83,883	71,671	36,500	48,500
Short-term borrowings	16,675	650	—	—	—
Shareholders’ equity	49,872	46,142	46,705	26,386	24,542

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Interest and dividend income	$19,000	$19,357	$15,244	$13,585	$12,412
Interest expense	8,265	9,432	8,135	6,945	6,021

Net interest income	10,735	9,925	7,109	6,640	6,391
Provision for loan losses	851	1,125	64	143	215

Net interest income after provision for loan losses	9,884	8,800	7,045	6,497	6,176
Noninterest income	4,211	879	2,857	1,956	1,890
Noninterest expense	11,158	10,621	8,917	7,093	7,102

Income (loss) before income taxes	2,937	(942)	985	1,360	964
Income tax expense (benefit)	425	(542)	268	243	73

Net income (loss)	$2,512	$(400)	$717	$1,117	$891

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005
Selected Financial Ratios and Other Data:
Performance Ratios:

Return on assets (ratio of net income (loss) to average total assets)	0.65%	(0.11)%	0.26%	0.43%	0.34%
Return on equity (ratio of net income (loss) to average equity)	5.25%	(0.86)%	2.32%	4.44%	3.62%
Interest rate spread (1)	2.80%	2.74%	2.39%	2.44%	2.35%
Net interest margin (2)	3.13%	3.08%	2.86%	2.85%	2.68%
Efficiency ratio (3)	74.66%	98.31%	89.47%	82.52%	85.76%
Noninterest expense to average total assets	2.90%	2.91%	3.22%	2.76%	2.72%
Average interest-earning assets to average interest-bearing liabilities	113.49%	111.72%	114.57%	113.56%	113.11%
Loans to deposits	94.75%	94.68%	90.23%	67.83%	77.55%

Asset Quality Ratios:

Nonperforming assets to total assets	2.04%	2.08%	0.69%	0.48%	0.60%
Nonperforming loans to total loans	2.98%	3.04%	0.94%	0.61%	0.69%
Allowance for loan losses to nonperforming loans	35.98%	37.21%	86.15%	124.37%	109.35%
Allowance for loan losses to total loans	1.07%	1.13%	0.81%	0.76%	0.75%

Capital Ratios:

Average equity to average assets	12.44%	12.75%	11.19%	9.78%	9.43%
Equity to total assets at end of period	12.29%	12.52%	12.72%	9.90%	9.55%
Total capital to risk-weighted assets (4)	15.30%	16.50%	17.50%	17.70%	17.00%
Tier 1 capital to risk-weighted assets (4)	14.30%	15.40%	16.70%	17.00%	16.20%
Tier 1 capital to average assets (4)	10.40%	10.40%	11.60%	10.20%	9.80%

Other Data:

Number of full service offices	8	8	7	4	4

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	Represents net interest income as a percent of average interest-earning assets for the period.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income. The efficiency ratio presented above includes other than temporary impairment losses on investments totaling $0, $1,711, $228, $0 and $0 for 2009 through 2005, respectively. The efficiency ratio excluding these losses would be 74.66%, 84.87%, 87.47%, 82.52% and 85.76% for 2009 through 2005, respectively.
(4)	Represents capital ratios of The LaPorte Savings Bank.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our results of operations depend mainly on our net interest income, which is the difference between the interest income earned on our loan and investment portfolios and interest expense paid on our deposits and borrowed funds. Results of operations are also affected by fee income from deposits, lending and mortgage banking operations, provisions for loan losses, gains (losses) on sales and other than temporary impairment charges of loans and securities and other miscellaneous income. Our noninterest expenses consist primarily of salaries and employee benefits, occupancy and equipment, data processing, advertising, bank examination fees, amortization of intangibles, general administrative expenses, deposit insurance fees and income tax expense (benefit). Our results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect our financial condition and results of operations. See “Item 1A. Risk Factors.”

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies:

Securities. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost and further review will be performed for all securities that have been in a loss position for greater than one year and at a current loss of 10% or more, (2) the financial condition and near term prospects of the issuer and whether it has the ability to pay all amounts due according to the contractual terms of the debt security, (3) whether the market decline was affected by macroeconomic conditions and (4) The LaPorte Savings Bank’s intent not to sell the security and whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery.

Management completes an extensive review of whole loan collateralized mortgage obligations on a quarterly basis. We obtain a third party review of our whole loan collateralized mortgage obligations, which helps to identify impairment of these securities. The review includes information on each security, including the security’s rating, credit risk profile, weighted average FICO score, weighted average loan to value ratio and delinquency ratio.

Management reviews a performance report issued by a third party on each of its mortgage-backed securities on a quarterly basis. This review includes information on each security, including the overall credit score and loan to value ratios for the underlying mortgage of these securities.

Management completes a quarterly review of its corporate bond portfolio. The third party review report includes each bond’s investment grade. We continue to closely monitor the corporate bonds due to ongoing economic concerns and spreads on these securities.

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

A loan is impaired with specific allowance amounts allocated, if applicable, when based on current information and events it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and classified as impaired. Loans included for analysis for potential impairment are all commercial and commercial real estate loans classified by The LaPorte Savings Bank as Substandard, Doubtful or Loss. Such loans are analyzed to determine if specific allowance allocations are required under either the fair value of collateral method, for all collateral dependent loans, or using the present value of estimated future cash flows method, using the loan’s existing interest rate as the discount factor. Other factors considered in the potential specific allowance allocation measurement are the timing and reliability of collateral appraisals or other collateral valuation sources, the confidence in The LaPorte Savings Bank’s lien on the collateral, historical losses on similar loans, and any other factors known to management at the time of the measurement that may affect the valuation. Based on management’s consideration of these factors for each individual loan that is reviewed for potential impairment, a specific allowance allocation is assigned to the loan, if applicable, and such allocations are periodically monitored and adjusted as appropriate.

Non-specific general allowance amounts are allocated to all other loans not considered in the specific allowance allocation analysis described above. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly they are not separately identified for impairment disclosures. A minimum and maximum allowance allocation estimate is determined for each general loan category or loan pool based on the current three year historical average annual loss ratios as well as consideration of significant recent changes in annual historical loss ratios, classified loan trends by category, delinquency ratios and inherent risk factors attributable to current local and national economic conditions.

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

The Company acquired a group of loans through the acquisition of City Savings Financial Corporation on October 12, 2007. Purchased loans that showed evidence of credit deterioration since their origination were recorded at an allocated fair value, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, incurred losses are recognized by an increase in the allowance for loan losses. For further information about the accounting treatment of purchased loans, see Note 3 of the Notes to Consolidated Financial Statements included in Part IV hereof.

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

The Company adopted guidance issued by the FASB with respect to accounting for uncertainty in income taxes as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial condition or results of operations.

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

At December 31, 2009, the Company had core deposit intangibles of $1.0 million subject to amortization and $8.4 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets arising from the acquisition of City Savings

Financial in 2007. Accounting standards require an annual evaluation of goodwill for potential impairment using various estimates and assumptions. The Company became a publicly traded entity in October 2007 and due to the deteriorating financial environment that began at that time, the Company’s common stock has traded below book value since origination. The market price of the Company’s common stock at the close of business on December 31, 2009 was $4.40 per common share, compared to a book value of $10.82 per common share. Management believes the lower market price in relation to book value of the Company’s common stock is due to the overall decline in the financial industry sector and is not specific to the Company. Further, the Company engaged an independent third party specialist to perform an impairment test of its goodwill. The evaluation included three approaches: 1) income approach using a discounted cash flow analysis based on earnings capacity, 2) comparable sales transactions approach and 3) control premium price to book value ratios. Approaches 2 and 3 used median results from 43 bank sale transactions that occurred during 2008 and 2009. The selling banks ranged in size from $100 million to $5 billion. The impairment test was performed as of September 30, 2009 and resulted in an implied fair value for the Company sufficiently above the book value of its common stock to support the carrying value of goodwill.

Based on the annual evaluation performed as of September 30, 2009 and completed in January 2010, management determined that the fair value of the reporting unit, which is defined as the Company as a whole, exceeded the carrying value of the goodwill, based on the opinion of the independent third party specialist that a control premium would be paid by a potential acquirer, such that the Company’s sale price per common share would exceed its book value per common share. Accordingly, no goodwill impairment was recognized in 2009. As the Company’s stock price per common share is currently less than its book value per common share, it is reasonably possible that management may conclude that goodwill, totaling $8.4 million at December 31, 2009, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

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

Business Strategy

Our business strategy is to enhance operations by:

•

Increasing Commercial Real Estate Lending. In order to increase the yield of and reduce the term to repricing of our loan portfolio, we have increased our originations and, to a lesser extent, purchases of commercial real estate loans. However, we do not expect significant growth in such lending until economic conditions begin to improve.

•

Maintaining a Portfolio of Residential Loans. Although we have reduced to an extent the percentage of our loan portfolio consisting of residential loans, in view of the generally high credit quality of such assets, and in order to maintain close ties with our customers, we intend to devote a significant amount of our assets to one- to four-family and home equity loans.

•

Building, Subject to Market Conditions, Mortgage Warehouse Lending. In order to increase the yield and balance of our loan portfolio and increase other noninterest income, we introduced the mortgage warehouse line of business. We intend to maintain and possibly increase the activity in this division.

•

Maintaining Our Status As An Independent Community Oriented Institution. We intend to use our customer service and our knowledge of our local community to enhance our status as an independent community financial institution.

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

•

Managing Interest Rate Risk. We believe that it is difficult to achieve satisfactory levels of profitability in the financial services industry without assuming some level of interest rate risk. However, we believe that such risk must be carefully managed to avoid undue exposure to changes in interest rates. Accordingly, we seek to manage to the extent practical our interest rate risk, which may include the use of interest rate swap agreements as a part of our strategy.

Our strategy is subject to changes necessitated by future market conditions and other factors.

Comparison of Financial Condition at December 31, 2009 and December 31, 2008

General: Total assets increased $37.3 million, or 10.1%, to $405.8 million at December 31, 2009 from $368.6 million at December 31, 2008. The increase was primarily due to an increase in net loans of $36.3 million, attributable to the implementation of the mortgage warehouse lending program in May of 2009. Total deposits increased $38.6 million, or 16.4%, which assisted in funding the increase in loans. The Company experienced organic growth in all deposit categories during 2009 and continued to focus on increasing market share in the communities it serves.

Investment Securities: There was no material change in the balance of securities available for sale at December 31, 2009 compared to December 31, 2008; however there was a change in composition of its securities portfolio. There was a significant reduction in the mortgage-backed securities of $21.9 million, or 41.3%, the majority of which moved into tax-exempt municipal bonds. The increase of $18.0 million in tax-exempt municipal bonds from December 31, 2009 compared to the same prior year period was primarily attributable to management’s decision to reduce its exposure to the extension and price risk of mortgage-backed securities, while taking advantage of the potential tax benefits of municipal securities.

As of December 31, 2009, management reviewed the securities portfolio for possible other-than-temporary impairment and determined there were no impairment charges to be recorded. The Company held $5.0 million in corporate debt securities which had a net unrealized gain of $142,000 at December 31, 2009. These investments are considered investment grade securities and the Company has been, and expects to continue to be paid as agreed. At December 31, 2009, the total available for sale securities portfolio reflected a net unrealized gain of $2.7 million compared to a net unrealized gain of $581,000 at December 31, 2008.

Loans Held for Sale: Loans held for sale increased $857,000 to $981,000 at December 31, 2009 from $124,000 at December 31, 2008, which is attributable to the increase in refinance activity in one-to four-family residential mortgages that are sold to the secondary market. This activity has started to decrease in the second half of the year and the Company anticipates that this trend will continue.

Net Loans: Net loans increased $36.3 million, or 16.5%, to $256.3 million at December 31, 2009 from $219.9 million at December 31, 2008, primarily due to the implementation of the mortgage warehouse lending program, as well as an increase in commercial real estate loans. One-to four-family residential real estate loans have continued to decrease due to the increased refinance activity during 2009, with a majority of the new fixed rate loans being sold in the secondary market.

Commercial business loans decreased $1.3 million, or 6.5%, to $18.1 million at December 31, 2009 from $19.4 million at December 31, 2008. This decrease is primarily due to a decrease in short term tax anticipation warrants issued by local schools and cities.

Commercial real estate loans increased $12.7 million, or 15.8%, to $93.2 million at December 31, 2009 compared to $80.5 million at December 31, 2008. The bank continued to see a demand for commercial real estate lending in the first six months of 2009, primarily in the Michigan City and Porter County markets served. This activity has slowed in the second half of 2009 and management does not anticipate a significant increase in 2010.

Total construction loans decreased $2.3 million, or 29.9%, to $5.4 million at December 31, 2009 compared to $7.7 million for the same prior year period, primarily due to a decrease of $2.2 million in residential construction loans to $1.5 million at December 31, 2009 compared to $3.7 million at December 31, 2008. These loans converted to permanent financing or were sold to the secondary market. There was no material change in the commercial construction loans at December 31, 2009 compared to the prior year period.

Mortgage warehouse loans increased $43.8 million at December 31, 2009, due to the establishment of the mortgage warehouse lending division at the Bank. In May of 2009, the Company introduced a mortgage warehousing lending line of business. Under this program, we provide financing to approved mortgage companies for the origination and sale of residential mortgage loans. Each individual mortgage is assigned to us until the loan is sold to the secondary market by the mortgage company. We take possession of each original note and forward such note to the end investor once the mortgage company has sold the loan. These individual loans are typically sold by the mortgage company within 30 days and are seldom held more than 90 days. Interest income is accrued during this period and fee income for each loan sold is collected when the loan is sold. Agency eligible, governmental (FHA insured or VA guaranteed) and jumbo residential mortgage loans that are secured by mortgages placed on existing one- to four-family dwellings will be allowed to be purchased and placed in the warehouse line.

One-to four-family residential loans decreased $14.6 million, or 17.1%, to $70.9 million at December 31, 2009 compared to $85.5 million at December 31, 2008, primarily attributable to the increase in refinance activity in 2009. The Bank has continued to sell the majority of its fixed rate one-to four-family residential real estate loans originated in 2009 in the secondary market, which along with the repayment and refinance activity has accounted for the decrease. Management expects to continue to sell a majority of the one-to four-family residential loans it originates during 2010.

Consumer and home equity loans, including indirect automobile loans, decreased $1.7 million, or 5.9%, to $27.5 million at December 31, 2009 compared to $29.2 million at December 31, 2008, primarily due to a continued decrease in the indirect automobile loans of $1.3 million over the same time period. This is attributable to management’s decision to decrease exposure in this type of lending over the last several years. Home equity lines of credit increased $752,000 during 2009; however, fixed home equity loans decreased $628,000 during the same time period. During the third quarter of 2009, management lowered the maximum loan-to-value ratio to 70% from 80% for its interest only home equity product. This policy change was made due to the decline in home values we have observed over the last year.

The allowance for loan losses balance increased $264,000, or 10.5%, to $2.8 million at December 31, 2009 compared to $2.5 million at December 31, 2008. The allowance for loan losses to total loans rate was 1.07% at December 31, 2009 compared to 1.13% at December 31, 2008. This rate decreased primarily due to the increase in the mortgage warehouse division loans of $43.8 million. We have not experienced a loss on a mortgage warehouse loan, and as a result the reserve for the mortgage warehouse loans is based primarily on the one-to four-family residential loan portfolio historical loss ratio. This historical loss rate is the lowest loss ratio in the loan portfolio. Management believes the reserve established for the warehouse portfolio is adequate given the repurchase agreement that is in place with the mortgage companies, in addition to certain reserves that the mortgage companies are required to maintain with the Bank, as well as a separate fidelity and fraudulent mortgage insurance bond that was purchased by the Bank for the division. If mortgage warehouse loans are excluded from our analysis, the allowance to total loans ratio would have been 1.28% at December 31, 2009, compared to 1.13% at December 31, 2008.

Total nonperforming loans to total loans ratio was 2.98% at December 31, 2009 compared to 3.04% at December 31, 2008. Total nonperforming loans were $7.7 million at December 31, 2009 compared to $6.8 million at December 31, 2008. Subsequent to December 31, 2009, $1.0 million in life insurance proceeds were received by the Company which was pledged as collateral for a non-performing commercial loan relationship, which had a book value at December 31, 2009 of $3.2 million, consisting of one commercial real estate loan secured by a chemical manufacturing facility, one commercial construction loan secured by an addition to the chemical manufacturing facility and one commercial and industrial loan secured by the equipment and inventory within the facility. The remaining outstanding balance on the loan after the proceeds of the life insurance were applied is $2.2 million.

Other Real Estate Owned: Other real estate owned decreased $367,000, or 39.8%, to $554,000 at December 31, 2009 compared to $921,000 at December 31, 2008, primarily due to the sale of several properties throughout the year. At December 31, 2009 the Company held five properties in other real estate owned, of which four are one-to four-family residential homes and one is a commercial car wash facility.

Mortgage Servicing Rights: Mortgage servicing rights increased $95,000, or 28.9%, to $424,000 at December 31, 2009 compared to $329,000 at December 31, 2008, primarily due to the increase in mortgage refinance activity.

Goodwill and Other Intangible Assets: The Company’s goodwill totaled $8.4 million at December 31, 2009 and at December 31, 2008. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The annual impairment review of the $8.4 million of goodwill previously recorded was performed in the fourth quarter of 2009. As a result of impairment testing performed, no impairment charge was recorded by the Company.

The fair value of goodwill was estimated using a number of measurement methods. These included the application of various metrics from bank sale transactions for institutions comparable to LaPorte Bancorp, Inc. including the application of market-derived multiples of tangible book value and earnings, as well as estimations of the present value of future cash flows. Based on this evaluation completed in January 2010, management determined that the fair value of the reporting unit, which is defined as the Company as a whole, exceeded the carrying value of the goodwill, based on the opinion of an independent third party specialist that a control premium would be paid by a potential acquirer, such that the sale price per common share of the Company would exceed its book value per common share. Accordingly, no goodwill impairment was recognized in 2009. As the Company’s market price per common share is currently less than its book value per common share, it is reasonably possible that management may conclude that goodwill, totaling $8.4 million at December 31, 2009, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

Premises and Equipment: Net premises and equipment decreased $561,000, or 4.8%, to $11.2 million at December 31, 2009 compared to $11.7 million at December 31, 2008, primarily attributable to ongoing depreciation. There were no significant capital expenditures made during 2009.

Deposits: Total deposits increased $38.6 million, or 16.4%, to $273.4 million at December 31, 2009 compared to $234.8 million at December 31, 2008, which is attributable to increases in all deposit categories. The largest increase was in the certificate of deposit and individual retirement accounts, which increased $16.7 million in 2009. The majority of this increase was a $10.9 million increase in brokered certificates of deposit through the CDARS (Certificate of Deposit Account Registry Service) program implemented in 2009. During the fourth quarter of 2009, management acquired $10.8 million floating rate five year brokered deposits and took out a $10.3 million fixed interest rate swap for five years in order to lock in an effective five year fixed rate of 3.19%. Management put the interest rate swap in place to partially address the concern of rising interest rates. The CDARS funds are also being used as one source to fund the mortgage warehouse program.

Retail certificates of deposit and IRAs less than $100,000 increased $3.3 million, and those greater than $100,000 increased $2.4 million. Interest rates offered on these deposits remain competitive with local institutions; however, management has not offered what we consider to be excessive rates of interest on deposits when compared to other sources of funding. Money market balances increased $7.8 million, or 83.3%, to $17.1 million at December 31, 2009 compared to $9.4 million at December 31, 2008, primarily due to a competitive rate offered to the accounts with balances greater than $100,000 when compared to the interest rates on our commercial sweep account product. This has resulted in many commercial customers moving the balances on those sweep accounts back to the bank’s money market product. The Company also experienced an increase of $6.5 million in noninterest bearing demand accounts. The Company had two major marketing campaigns as well as increased business development efforts in 2009, which may have also contributed to the increase in deposits.

Borrowed Funds: Federal Home Loan Bank of Indianapolis borrowings decreased $26.0 million, or 33.0%, to $52.8 million at December 31, 2009 from $78.7 million at December 31, 2008. The decrease is primarily attributable to a shift in the funding sources to the Federal Reserve Discount Window and an increase in deposits. Overnight borrowings at the Federal Reserve Discount Window increased $16.0 million at December 31, 2009 compared to the same prior year period. During 2009, the Bank issued a $5.0 million note due February 15, 2012 under the FDIC Temporary Guarantee Program. The note bears an interest rate of 2.74% in addition to the 100 basis point FDIC guarantee fee paid by the Bank. All legal and placement fees associated with this transaction were capitalized as debt issuance costs and will be amortized to interest expense over the repayment period.

Total Shareholders’ Equity: Total shareholders’ equity increased $3.7 million, or 8.1%, to $49.9 million at December 31, 2009 compared to $46.1 million at December 31, 2008 primarily attributable to net income of $2.5 million and an increase in other comprehensive income of $1.4 million. Partially offsetting the increase in shareholders’ equity was the repurchase of stock of $259,000 during 2009. The increase in other comprehensive income was primarily due to the continued decrease in interest rates during 2009 and the positive impact this had on the market values on securities held in the Company’s available-for-sale investment portfolio at December 31, 2009.

Comparison of Operating Results For The Years Ended December 31, 2009 and December 31, 2008

Net Income (Loss): Net income increased $2.9 million, or 728.0%, to $2.5 million for the year ended December 31, 2009, from a net loss of $400,000 for the year ended December 31, 2008. During 2009, the Company entered into the mortgage warehousing line of business, which contributed approximately $715,000 to the increase in net income, primarily attributable to the increased loan yield earned on these types of loans as well as an increase in transaction and wire fees from the mortgage warehousing division. Also contributing to the increase in earnings was an increase in gain on mortgage banking activities during the year of $609,000. The Company also had a decrease in other-than-temporary impairment charges recorded during 2009 of $1.7 million compared to the previous year.

Net Interest Income: Net interest income increased $810,000, or 8.2%, to $10.7 million for the year ended December 31, 2009 from $9.9 million for the year ended December 31, 2008. This increase is primarily attributable to the increase in average net interest-earning assets of $6.9 million over the same period, in addition to an increase in the net interest spread of 7 basis points to 2.81% from 2.74%.

Interest and Dividend Income: Interest and dividend income decreased $357,000, or 1.8%, to $19.0 million for the year ended December 31, 2009 from $19.4 million for the year ended December 31, 2008, primarily due to the continued decline in interest rates and the impact this has had on the yield on average interest-earning assets.

Interest income on loans, including fees, increased $221,000, or 1.6%, for the year ended December 31, 2009 compared to the prior year, primarily attributable to the increase in average loans of $20.7 million partially offset by the decrease in the annualized average loan yield of 48 basis points, from 6.55% to 6.07%. The decrease in the average loan yield is primarily due to the decrease in prime rate and its impact on variable rate loans as well as the pricing on new and renewed loans. Also impacting this decrease in the loan yield is the increase in non-accrual loans, which lowered the annualized average loan yield by 10 basis points for the year ended December 31, 2009. Partially offsetting the decrease in the loan yield during 2009 was the annualized average yield on the mortgage warehouse loans of 7.58% in 2009. The Bank started originating these loans on or around May 15, 2009.

Interest income from taxable securities decreased $787,000, or 16.9%, to $3.9 million for the year ended December 31, 2009 compared to $4.6 million for the year ended December 31, 2008. This decrease is primarily due to the decrease in the average balance of taxable securities of $6.8 million for the year ended December 31, 2009 as compared to 2008 as well as a 52 basis point decrease in the annualized average yield. The decrease in the average balance is primarily due to a shift to tax exempt securities of $8.3 million over the same time period, due to the tax advantage and the yield spreads on municipal securities when compared to taxable securities. The average yield earned on tax exempt securities increased 47 basis points in the year ended December 31, 2009 compared to the same prior year period.

Dividend income from Federal Home Bank of Indianapolis (FHLBI) stock decreased $88,000, or 42.1%, for the year ended December 31, 2009 compared to the same prior year period, attributable to the decrease in the annualized average yield from 4.99% to 2.88%. The FHLBI has decreased the dividend paid due to impairment charges that they have recorded attributable to their private label mortgage backed securities.

Interest Expense: Interest expense decreased $1.2 million, or 12.4%, for the year ended December 31, 2009 compared to the same prior year period. This decrease is primarily attributable to the decrease in the annualized cost of average interest-bearing liabilities of 53 basis points, partially offset by an increase in average balance of interest-bearing liabilities of $13.4 million over the same time period. The annualized cost of average interest-bearing liabilities was 2.73% for 2009 compared to 3.26% for 2008. The decrease is primarily attributable to the continued decrease in interest rates paid on all interest-bearing deposits as well as the decrease in the average cost of borrowed funds.

The annualized average cost of interest-bearing deposits decreased 53 basis points to 2.19% for 2009 compared to 2.72% for the same prior year period, primarily due to an overall decrease in interest rates paid on maturing certificate of deposit and IRA time deposits. The annualized average cost of certificates of deposits and IRA time deposits decreased 70 basis points for 2009 compared to 2008. Management does expect an increase in interest rates at some point in the future due to the historically low interest rate environment.

Interest expense on FHLBI advances decreased $387,000, or 12.0%, for 2009 compared to 2008, primarily due to a decrease in the annualized average cost of 24 basis points as well as a decrease of $5.0 million in the average balance. Management expects the average cost of FHLBI advances to continue to decrease in 2010 due to $18.0 million in advances maturing in the first nine months of year at an average cost of 5.9%. Interest expense on the subordinated debentures decreased 120 basis points in 2009 compared to 2008. On April 15, 2009 the Company executed an interest rate swap against the $5.0 million floating rate debentures for five years at an effective fixed rate of 5.54%. Management took this action in order to hedge against a potential interest rate increase over the next five years. Interest expense on the FDIC guaranteed unsecured debt increased $177,000 for 2009 compared to the same prior year period since this debt originated in February 2009.

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $851,000 for 2009 compared to $1.1 million for 2008. Net charge-offs for the same periods were $587,000 and $410,000 respectively. Of the $587,000 in net charge-offs in 2009, $531,000 had been specifically reserved for previously in the allowance for loan losses.

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

Noninterest Income: Noninterest income increased $3.3 million, or 379.1%, for 2009 compared to 2008, primarily due to the $1.7 million in other-than-temporary impairment charges recorded in 2008 as compared to 2009. The gain on mortgage banking activities in 2009 increased $609,000 in 2009 due to the increase in refinance activity compared to the prior year period. Also contributing to the increase in noninterest income was $441,000 in life insurance death benefit proceeds received from two insurance policies as a part of the Company’s bank owned life insurance plan. There was an increase in the net gain on the sale of securities of $441,000 in 2009 compared to 2008, primarily due to the sale of $1.6 million in FHLB bonds maturing in 2014 in order to move into municipal securities. Wire transfer and warehouse loan fees increased a total of $354,000 in 2009 due to the new mortgage warehouse line of business that started in the second quarter of 2009.

Partially offsetting these increases in noninterest income for 2009 compared to 2008 was a decrease in brokerage fees of $147,000 due to the termination of the Bank’s retail brokerage division in the first quarter of 2009. After an extensive review management announced the decision to enter into a referral agreement with Harbour Trust & Investment Management Company, Michigan City, Indiana (HTC) to provide ongoing trust services to its client base rather than continue offering these services through an in-house Trust Division. Trust fees totaled $170,000 in 2009, the majority of which will not be recurring in 2010. The Trust Division employed two full-time employees. Service charges on deposit accounts decreased $44,000, or 4.9%, in 2009 as a result of reduced overdraft fee income as the number of consumer overdrafts have gone down.

Noninterest Expense: Noninterest expense increased $537,000, or 5.1%, in 2009 compared to 2008, primarily due to an increase in FDIC insurance of $515,000 as a result of the substantial increase in premium rates set by the FDIC for 2009, along with the special assessment of $176,000 in the second quarter of 2009. Also contributing to the increase in noninterest expense was a $427,000 prepayment penalty fee assessed to retire the FHLBI advance with a stated maturity in 2010. Data processing expenses increased $59,000, or 14.8%, in 2009 compared to 2008, primarily due to the cancellation of a software provider for the Bank’s trust department of $32,000 as well as an increase in online banking bill pay fees. Advertising increased $40,000, or 20.0%, primarily due to an increase in the promotions and business development expenses in addition to an increase in billboard advertising throughout 2009.

Partially offsetting these increases in noninterest expense in 2009 as compared to 2008 was a decrease in salaries and wages of $80,000, or 1.4%, primarily due to the termination of the Bank’s post retirement life insurance benefit plans that it had established for a limited number of exempt employees. The Bank had a liability recorded in connection with this plan and as a result of the plan termination the liability was reversed during the second quarter of 2009 resulting in a $161,000 decrease in the expense compared to the prior year. Also contributing to the decrease in salaries and benefits is an increase in the deferred loan origination costs of $125,000 from the prior year due to the increase in loan origination and refinance activity. Actual payroll and commission expense increased 6.3%, primarily attributable to the additional staff in the mortgage warehouse division during 2009. Amortization of intangibles decreased $103,000, as a result of the core deposit intangible asset being amortized into expense on an accelerated basis. Collection and other real estate related expenses decreased $77,000 in 2009 compared to 2008, primarily as a result of a lower number of OREO properties being managed.

Other expenses decreased $133,000, or 10.7%, in 2009 compared to the previous year, primarily due to a decrease in legal and consulting fees of $60,000, primarily due to the additional attorney fees associated with the first annual meeting and SEC reporting in 2008. There also was a decrease in general supplies of $30,000, as a result of the additional supplies purchased for the new Westville branch office in 2008.

Income Taxes: Income tax expense increased $967,000 for 2009 compared to 2008, primarily due to the increase in income before taxes of $3.9 million. Partially offsetting this increase was the beneficial tax treatment of the reversal of the post retirement life insurance plan expense as well as the favorable treatment of the death benefit proceeds from two of the Company’s bank owned life insurance policies. The effective tax rate was 14.5% for 2009 compared to a (57.5%) benefit in 2008.

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

	Years Ended December 31,
	2009			2008
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Loans	$237,837	$14,431	6.07%	$217,102	$14,210	6.55%
Taxable securities	85,033	3,862	4.54	91,881	4,649	5.06
Tax exempt securities	14,005	582	4.16	5,751	212	3.69
Federal Home Loan Bank of Indianapolis stock	4,206	121	2.88	4,187	209	4.99
Fed funds sold and other interest-bearing deposits	1,952	4	0.20	3,842	77	2.00

Total interest-earning assets	343,033	19,000	5.54%	322,763	19,357	6.00%
Noninterest-earning assets	41,630			42,800

Total assets	$384,663			$365,563

Liabilities and equity:
Savings deposits	$43,918	52	0.12%	$43,625	111	0.25%
Money market/NOW accounts	42,505	352	0.83	37,195	418	1.12
CDs and IRAs	141,029	4,568	3.24	135,774	5,354	3.94

Total interest bearing deposits	227,452	4,972	2.19	216,594	5,883	2.72
FHLB advances	62,111	2,833	4.56	67,153	3,220	4.80
Subordinated debentures	5,155	267	5.18	5,155	329	6.38
FDIC guaranteed unsecured borrowings	4,287	177	4.13	—	—	—
Other secured borrowings	3,252	16	0.49	2	—	—

Total interest-bearing liabilities	302,257	8,265	2.73%	288,904	9,432	3.26%

Noninterest-bearing demand deposits	31,081			26,948
Other liabilities	3,467			3,111

Total liabilities	336,805			318,963
Equity	47,858			46,600

Total liabilities and equity	$384,663			$365,563

Net interest income		$10,735			$9,925

Net interest rate spread			2.81%			2.74%
Net interest-earning assets	$40,776			$33,859

Net interest margin			3.13%			3.08%
Average of interest-earning assets to interest-bearing liabilities			113.49%			111.72%

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

	Years Ended December 31, 2009 vs. 2008
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,301	$(1,080)	$221
Taxable securities	(332)	(455)	(787)
Tax exempt securities	340	30	370
Federal Home Loan Bank of Indianapolis stock	1	(89)	(88)
Fed funds sold and other interest-bearing deposits	(26)	(47)	(73)

Total interest-earning assets	1,284	(1,641)	(357)

Interest-bearing liabilities:
Savings deposits	1	(60)	(59)
Money market/NOW accounts	54	(120)	(66)
CDs and IRAs	201	(987)	(786)
FHLB advances and federal funds purchased	(235)	(152)	(387)
Subordinated debentures	—	(62)	(62)
Other secured borrowings	16	—	16
FDIC guaranteed borrowings	177	—	177

Total interest-bearing liabilities	214	(1,381)	(1,167)

Change in net interest income	$1,070	$(260)	$810

Management of Interest Rate Risk

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings.

Historically, we have relied on funding longer term higher interest-earning assets with shorter term lower interest-bearing deposits to earn a favorable net interest rate spread. As a result, we have been vulnerable to adverse changes in interest rates. Over the past several years, management has implemented an asset/liability strategy to manage, subject to our profitability goals, our interest rate risk. Among the techniques we are currently using to manage interest rate risk are: (i) selling on the secondary market the majority of our originations of long-term fixed-rate one- to four-family residential mortgage loans; (ii) subject to market conditions and consumer demand, originating residential adjustable rate mortgages for our portfolio; (iii) expanding, subject to market conditions, our commercial real estate loans and mortgage warehousing loans as they generally reprice more quickly than residential mortgage loans; (iv) using interest rate swaps, caps or floors to hedge our assets and/or liabilities; and (v) reducing the amount of long term, fixed rate mortgage-backed and CMO securities, which are vulnerable to a decreasing interest rate environment and will extend in duration. We have also used structured rates with redemption features to improve our yield and may consider interest rate swaps and other hedging instruments although we have not done so recently.

While this strategy has helped manage our interest rate exposure, it does pose risks. For instance, the prepayment options embedded in adjustable rate one- to four-family residential loans and the mortgage-backed securities and CMOs, which allow for early repayment at the borrower’s discretion may result in prepayment before the loan reaches the fully indexed rate. Conversely, in a falling interest rate environment, borrowers may refinance their loans and redeemable securities may be called. In addition, non-residential lending generally presents higher credit risks than residential one- to four-family lending.

Our Board of Directors is responsible for the review and oversight of management’s asset/liability strategies. Our Asset/Liability Committee is charged with developing and implementing an asset/liability management plan. This committee meets monthly to review pricing and liquidity needs and assess our interest rate risk. We currently utilize a third party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates. In addition, on a monthly basis, the committee reviews our current liquidity position, investment activity, deposit and loan repricing and terms, interest rate swap effectiveness testing, and Federal Home Loan Bank and other borrowing strategies.

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

Quantitative Analysis. The table below sets forth, as of December 31, 2009, the estimated changes in the economic value of equity that would result from the designated changes in the United States Treasury yield curve over a 12 month non-parallel ramp for the LaPorte Savings Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Changes in Interest Rates (basis points) (1)		Estimated Increase (Decrease) in EVE		EV as a Percentage of Economic Value of Assets (3)
	Estimated EVE (2)	Amount	Percent	EV Ratio	Changes in Basis Points
			(Dollars in thousands)
+300	$54,494	$(7,876)	(12.63)%	14.07%	(1.20)%
+200	58,273	(4,097)	(6.57)	14.77	(0.50)
+100	61,058	(1,312)	(2.10)	15.20	(0.07)
0	62,370	—	0.00	15.27	0.00
-100	60,480	(1,890)	(3.03)	14.67	(0.60)
-200	58,538	(3,882)	(6.14)	14.10	(1.17)
-300	56,464	(5,906)	(9.47)	13.52	(1.75)

(1)	Assumes changes in interest rates over a 12 month non-parallel ramp.
(2)	EVE or Economic Value of Equity at Risk measures the Bank’s exposure to equity due to changes in a forecast interest rate environment.
(3)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.

The table above indicates that at December 31, 2009, in the event of a 100 basis point decrease in interest rates over a 12 month non-parallel ramp, we would experience a 3.03% decrease in net portfolio value. In the event of a 100 basis point increase in interest rates over a 12 month non-parallel ramp, the economic value would decrease 2.10% in net portfolio value.

As a result of the current interest rate environment, the table above reflects a greater exposure to increasing interest rates in the event of a 200 and 300 basis point movement in interest rates over a 12 month non-parallel ramp.

The Company is also continuing to take steps to address its exposure to rising interest rates. For instance management executed an interest rate swap to address the exposure on its $5.0 million floating rate trust preferred debenture in April 2009, by swapping for a fixed five year effective rate of 5.54%. In October 2009, the Company executed a $10.3 million interest rate swap which took $10.3 million five year floating rate brokered certificates of deposit and swapped for a fixed five year effective rate of 3.19%. We will continue to look for opportunities to address our exposure to rising interest rates utilizing hedging strategies in the future. We are also continuing to sell a majority of the fixed rate one-to-four family residential real estate loans originated and continuing to originate the majority of commercial real estate loans at a variable rate with interest rate floors attached.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At December 31, 2009, $6.0 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $0 at December 31, 2009, not including scheduled or pre-payments from mortgage backed securities and CMOs. As of December 31, 2009, we had $52.8 million in borrowings outstanding from the Federal Home Loan Bank of Indianapolis and we have access to additional Federal Home Loan Bank advances of up to approximately $24.9 million. As of December 31, 2009, we had $16.7 million in borrowings from the Federal Reserve Bank discount window and access to additional borrowings of up to approximately $32.3 million. The market value of unpledged available for sale securities which could be pledged for additional borrowing purposes was $31.5 million at December 31, 2009.

At December 31, 2009, we had $43.3 million in loan commitments outstanding, of which $16.3 million was committed to originate unused home equity lines of credit, $7.5 million was committed to originate commercial lines of credit, $4.3 million was committed to originate unused commercial standby letters of credit, $12.8 million was committed to unused overdraft lines of credit and $2.4 million was committed to originate commercial real estate loans. Certificates of deposit and IRAs due within one year of December 31, 2009 totaled $77.7 million, or 53.8% of certificates of deposit and IRAs. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, IRAs and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2009. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $2.0 million and $3.6 million for years ended December 31, 2009 and December 31, 2008, respectively. Net cash used in investing activities was $34.8 million and 8.6 million during the years ended December 31, 2009 and 2008. Investment securities cash flows had the most significant effect, as net cash from sales and maturities amounted to $58.7 million and $44.1 million and net cash utilized in purchases amounted to $56.6 million and $50.0 million during the years ended December 31, 2009 and December 31, 2008, respectively. During 2009 we used $259,000 to purchase treasury stock. Net cash provided by financing activities was $33.2 million for the year ended December 31, 2009. Deposit and borrowing cash flows have comprised most of our financing activities in 2009 and 2008. The net effect of our operating, investing and financing activities was to increase our cash and cash equivalents from $5.6 million at the beginning of fiscal year 2008 to $6.0 million at December 31, 2009.

We also have obligations under our post retirement plans as described in Notes 11 and 12 of the Notes to Consolidated Financial Statements. The post retirement benefit plans will require future payments to eligible plan participants. We contributed $72,000 to our 401(k) plan in 2009 and $111,000 in 2008. In addition, as part of the reorganization and offering, the employee stock ownership plan trust borrowed funds from LaPorte Bancorp and used those funds to purchase shares to be allocated to participants in our ESOP.

Off-Balance-Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transaction involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and standby letters of credit. For information about our loan commitments, letters of credit and unused lines of credit, see Note 18 of the Notes to Consolidated Financial Statements.

For the years ended December 31, 2009 and 2008, we did not engage in any off-balance-sheet transactions other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities. During 2008, we did acquire several additional letters of credit and a substantial increase in unused lines of credit through the City Savings Financial acquisition, however, this increase is in proportion to the commercial loan portfolio acquired.

Recent Accounting Pronouncements

FASB ASC 820-10

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (ASC 820-10). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, which is currently FASB ASC 820-10. This FSP delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial condition or results of operations.

FASB ASC 805

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (ASC 805). ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. ASC 805 was effective for fiscal years beginning on or after December 15, 2008. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial condition or results of operations.

FASB ASC 810-10

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (ASC 810-10). ASC 810-10 changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interest and classified as a component of equity within the consolidated balance sheets. ASC 810-10 was effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial condition or results of operations.

FASB ASC 815

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, (ASC 815) which amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. ASC 815 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial condition or results of operations.

FASB ASC 105-10

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, to replace Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and to establish the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods after September 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial condition or results of operations.

FASB ASC 320-10

In April 2009, the FASB issued Staff Position No. 115-2 and No. 124.2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10), which amended existing guidance for determining whether impairment is other-than-temporary for debt securities. This requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is determined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. ASC 320-10 was effective for interim and annual reporting periods ending June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to early-adopt this FSP as of January 1, 2009. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial condition or results of operations.

FASB ASC 820-10

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820-10). This FSP emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value. Adjustments to those transactions or prices would be needed to determine the appropriate fair value. The FSP, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption for periods ending after March 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial condition or results of operations.

FASB ASC 820

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Measuring Liabilities at Fair Value (ASC 820). This Update provides amendments to ASC 820 for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820. The amendments in this guidance also clarify that both a quoted price for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. The guidance was effective for the first reporting period beginning after issuance. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial condition or results of operations.

FASB ASC 810

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (ASC 810). The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and apply to transfers that occurred both before and after the effective date of this Statement. The adoption of this new guidance did not have a material impact on its consolidated financial condition or results of operations.

FASB ASC 810-10

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (ASC 810-10), which amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period after November 15, 2009, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption of this new guidance did not have a material impact on the consolidated financial condition or results of operations.

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

The information regarding financial statements is incorporated herein by reference to LaPorte Bancorp’s 2009 Annual Report to Stockholders in the Financial Statements and the Notes thereto.

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

(b)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based upon the criteria set forth in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company’s management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) is incorporated herein by reference.

Item 11.	Executive Compensation

The “Proposal I—Election of Directors” section of the Company’s 2010 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I—Election of Directors” section of the Company’s 2010 Proxy Statement is incorporated herein by reference.

The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Certain Related Persons” section of the Company’s 2010 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The “Proposal III—Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2010 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following are filed as a part of this report by means of incorporation by reference to LaPorte Bancorp’s 2009 Annual Report to Stockholders:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets—at December 31, 2009 and 2008

(C)	Consolidated Statements of Income—Years ended December 31, 2009 and 2008

(D)	Consolidated Statements of Changes In Shareholders’ Equity—Years ended December 31, 2009 and 2008

(E)	Consolidated Statements of Cash Flows—Years ended December 31, 2009 and 2008

(F)	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Charter of LaPorte Bancorp, Inc. (1)

3.2	Bylaws of LaPorte Bancorp, Inc. (1)

4	Form of Common Stock Certificate of LaPorte Bancorp, Inc. (1)

10.1	Form of Employment Agreements between for Lee A. Brady and Michele M. Thompson (1)

10.2	First Amendment to the Employment Agreement for Lee A. Brady (2)

10.3	First Amendment to the Employment Agreement for Michele M. Thompson (2)

10.4	Supplemental Executive Retirement Plan (1)

10.5	Third Amendment to the Supplemental Executive Retirement Plan for Lee A. Brady (2)

10.6	Third Amendment to the Supplemental Executive Retirement Plan for Russell L. Klosinski (2)

10.7	Deferred Compensation Agreement (1)

10.8	First Amendment to the Deferred Compensation Agreement (2)

10.9	Employee Stock Ownership Plan and Trust (1)

13	Consolidated Financial Statements

21	Subsidiaries of Registrant

23	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 of LaPorte Bancorp, Inc. (file no. 333-143526), originally filed with the Securities and Exchange Commission on June 5, 2007.
(2)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAPORTE BANCORP, INC.

Date: March 22, 2010	By:	/s/ Lee A. Brady
Lee A. Brady
Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lee A. Brady Lee A. Brady	President and Chief Executive Officer (Principal Executive Officer)	March 22, 2010

/s/ Michele M. Thompson Michele M. Thompson	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 22, 2010

/s/ Paul G. Fenker Paul G. Fenker	Chairman of the Board	March 22, 2010

/s/ Mark A. Krentz Mark A. Krentz	Secretary of the Board	March 22, 2010

/s/ Ralph F. Howes Ralph F. Howes	Director	March 22, 2010

/s/ L. Charles Lukmann, III L. Charles Lukmann, III	Director	March 22, 2010

/s/ Jerry L. Mayes Jerry L. Mayes	Vice Chairman of the Board	March 22, 2010

/s/ Dale A. Parkison Dale A. Parkison	Director	March 22, 2010

/s/ Thomas D. Sallwasser Thomas D. Sallwasser	Director	March 22, 2010