Form 10-Q
period 2010-03-31
LaPorte Bancorp, Inc.
filed 2010-05-06
CIK 1400848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of shares of common stock outstanding at May 5, 2010: 4,588,563, par value $0.01

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LAPORTE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from financial institutions	$4,707	$6,000
Securities available for sale	106,523	102,095
Federal Home Loan Bank (FHLB) stock, at cost (restricted)	4,206	4,206
Loans held for sale, at fair value	1,034	981
Loans, net of allowance for loan losses of $3,659 at March 31, 2010 (unaudited), $2,776 at December 31, 2009	267,230	256,275
Mortgage servicing rights	425	424
Other real estate owned	513	554
Premises and equipment, net	11,064	11,150
Goodwill	8,431	8,431
Other intangible assets	868	939
Bank owned life insurance	9,691	9,618
Accrued interest receivable and other assets	4,813	5,154

Total assets	$419,505	$405,827

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$33,356	$34,066
Interest bearing	256,524	239,342

Total deposits	289,880	273,408
Federal Home Loan Bank advances	52,274	52,773
Subordinated debentures	5,155	5,155
Federal Deposit Insurance Corporation guaranteed unsecured borrowings	4,868	4,852
Federal Reserve Bank discount window borrowings	12,545	16,675
Accrued interest payable and other liabilities	4,976	3,092

Total liabilities	369,698	355,955

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 4,783,163 shares issued; and 4,588,963 and 4,607,963 shares outstanding at March 31, 2010 and December 31, 2009	48	48
Additional paid-in capital	21,177	21,188
Surplus	770	770
Retained earnings	29,290	28,620
Accumulated other comprehensive income, net of tax of $599 at March 31, 2010 (unaudited) and $936 at December 31, 2009	1,163	1,817
Treasury stock, at cost (2010 - 194,200 shares, 2009 – 175,200 shares)	(1,126)	(1,033)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,515)	(1,538)

Total shareholders’ equity	49,807	49,872

Total liabilities and shareholders’ equity	$419,505	$405,827

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Interest and dividend income
Loans, including fees	$3,770	$3,384
Taxable securities	779	1,139
Tax exempt securities	250	71
FHLB stock	21	42
Other interest income	2	1

Total interest and dividend income	4,822	4,637

Interest expense
Deposits	1,156	1,267
Federal Home Loan Bank advances	579	776
Subordinated debentures	69	57
FDIC guaranteed unsecured borrowings	50	26
Federal Reserve Bank discount window borrowings	3	1

Total interest expense	1,857	2,127

Net interest income	2,965	2,510

Provision for loan losses	909	49

Net interest income after provision for loan losses	2,056	2,461

Noninterest income
Service charges on deposits	177	200
ATM and debit card fees	86	67
Brokerage fees	—	(4)
Trust fees	6	39
Earnings on life insurance, net	92	92
Net gains on mortgage banking activities	106	300
Loan servicing fees, net	17	(2)
Net gains on securities	808	136
Warehouse loan fees	122	—
Losses on other assets	(40)	(60)
Bank owned life insurance death benefit	5	—
Other income	92	48

Total noninterest income	1,471	816

Noninterest expense
Salaries and employee benefits	1,414	1,368
Occupancy and equipment	495	512
Data processing	115	108
Advertising	49	41
Bank examination fees	105	113
Amortization of intangibles	71	93
FDIC insurance	109	99
Collection and other real estate owned	33	24
Other expenses	303	289

Total noninterest expense	2,694	2,647

Income before income taxes	833	630

Income tax expense	163	140

Net income	$670	$490

Other comprehensive income (loss):
Unrealized gain on securities available for sale	$233	$1,113
Reclassification for gain on security sales	(808)	(136)
Unrealized gain (loss) on derivative instrument	(416)	—
Income tax effect	337	(332)

Other comprehensive income (loss)	(654)	645

Comprehensive income	$16	$1,135

Basic and diluted earnings per share	$0.15	$0.11

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended March 31, 2010 and 2009

(in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Unearned ESOP Shares	Total

Balance at January 1, 2009	$48	$21,235	$770	$26,108	$383	$(774)	$(1,628)	$46,142
Comprehensive income:
Net income	—	—	—	490	—	—	—	490
Other comprehensive income:
Net change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	645	—	—	645

Total comprehensive income								1,135
Treasury shares purchased, 22,500 shares	—	—	—	—	—	(131)	—	(131)
ESOP shares earned, 2,261 shares	—	(11)	—	—	—	—	23	12

Balance at March 31, 2009	$48	$21,224	$770	$26,598	$1,028	$(905)	$(1,605)	$47,158

Balance at January 1, 2010	$48	$21,188	$770	$28,620	$1,817	$(1,033)	$(1,538)	$49,872
Comprehensive income:
Net income	—	—	—	670	—	—	—	670
Other comprehensive income (loss):
Net change in unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	(380)	—	—	(380)
Net change in unrealized gain (loss) on derivative instruments, net of tax effect	—	—	—	—	(274)	—	—	(274)

Total comprehensive income								16
Treasury shares purchased, 19,000 shares	—	—	—	—	—	(93)	—	(93)
ESOP shares earned, 2,261 shares	—	(11)	—	—	—	—	23	12

Balance at March 31, 2010	$48	$21,177	$770	$29,290	$1,163	$(1,126)	$(1,515)	$49,807

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$670	$490
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	176	197
Provision for loan losses	909	49
Net gains on securities	(808)	(136)
Net gains on sales of loans	(83)	(255)
Originations of loans held for sale	(6,308)	(13,781)
Proceeds from sales of loans held for sale	6,338	11,981
Recognition of mortgage servicing rights	(23)	(45)
Amortization of mortgage servicing rights	19	36
Net change in loan servicing rights valuation allowance	3	(1)
Net gains on sales of other real estate owned	(2)	(7)
Write down of other real estate owned	37	61
Earnings on life insurance, net	(78)	(92)
Amortization of intangible assets	71	93
ESOP compensation expense	12	12
Amortization of issuance costs of unsecured borrowings	16	—
Change in assets and liabilities:
Accrued interest receivable and other assets	262	(496)
Accrued interest payable and other liabilities	323	106

Net cash from operating activities	1,534	(1,788)

Cash flows from investing activities
Net change in loans	(12,157)	(2,386)
Proceeds from sales of other real estate owned	299	267
Proceeds from maturities, calls and principal repayments of securities available for sale	6,280	5,950
Proceeds from sales of securities available for sale	22,894	4,737
Purchases of securities available for sale	(31,808)	(16,632)
Premises and equipment expenditures, net	(90)	(38)
Bank owned life insurance death benefits	5	—

Net cash from investing activities	(14,577)	(8,102)

Cash flows from financing activities
Net change in deposits	16,472	15,645
Proceeds from FHLB advances	5,000	2,500
Repayment of FHLB advances	(5,499)	(15,496)
Proceeds from issuance of unsecured borrowing, net of issuance costs	—	4,804
Net change in Federal Reserve Bank discount window borrowings	(4,130)	2,670
Purchase of treasury stock	(93)	(131)

Net cash from financing activities	11,750	9,992

Net change in cash and cash equivalents	(1,293)	102

Cash and cash equivalents at beginning of period	6,000	5,628

Cash and cash equivalents at end of period	$4,707	$5,730

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$1,910	$2,110
Income taxes paid	—	—
Supplemental noncash disclosures:
Transfers from loans receivable to other real estate owned	$293	$77
Securities purchased not settled	1,561	—

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The unaudited consolidated financial statements included herein include the accounts of LaPorte Bancorp, Inc. (“the Bancorp”), its wholly owned subsidiary, The LaPorte Savings Bank (“the Bank”) and the Bank’s former wholly owned subsidiary, LPSB Investments LTD., Cayman (“LPSB Ltd.”) together referred to as “the Company”. The Bancorp was formed on October 12, 2007. LPSB Ltd. began operations in 2002 when the Bank received approval from the Federal Deposit Insurance Corporation to form the subsidiary in the Cayman Islands. LPSB Ltd. held and managed a portion of the Bank’s investment portfolio until July 30, 2008 when the securities were transferred to the Bank as LPSB Ltd. was in the process of being dissolved. LPSB Ltd. was deemed to be dissolved on March 17, 2009. Intercompany transactions and balances are eliminated in consolidation.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in the Form 10-K Annual Report of LaPorte Bancorp, Inc. for the fiscal year ended December 31, 2009.

The results for the three-month period ended March 31, 2010 may not indicate the results to be expected for the full year ending December 31, 2010.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

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

FASB ASU 2010-06

In January 2010, the FASB issued FASB Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (ASC 820). This Update amended existing guidance for fair value measurements and disclosures which requires disclosures for transfers in and out of Levels 1 and 2 fair value measurements and activity in Level 3 fair value measurements. The amendments in the guidance also clarify existing disclosures for level of disaggregation and disclosures about inputs and valuation techniques. The amendments in the guidance also include conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. The guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The effect of adopting this new guidance did not have any material effect on the Company’s consolidated financial condition or results of operations.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common share equivalents (-0- for the three months ended March 31, 2010 and 2009). Diluted earnings per common share is equal to basic earnings per common share for the periods ended March 31, 2010 and 2009, as there were no potentially dilutive common shares for the three months ended March 31, 2010 and 2009. The factors used in the earnings per common share computation follow:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(Unaudited)	(Unaudited)
Basic
Net income	$670	$490

Weighted average common shares outstanding	4,591,199	4,641,246
Less: Average unallocated ESOP shares	(152,629)	(161,674)

Average shares	4,438,570	4,479,572

Basic earnings per common share	$0.15	$0.11

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

March 31, 2010 (Unaudited)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. federal agency	$30,786	$31	$(140)	$30,677
State and municipal	27,921	986	(45)	28,862
Mortgage-backed securities - residential	23,888	809	(32)	24,665
Government agency sponsored collateralized mortgage obligations	16,974	336	(54)	17,256
Privately held collateralized mortgage obligations	4,864	199	—	5,063

Total	$104,433	$2,361	$(271)	$106,523

December 31, 2009

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. federal agency	$13,112	$19	$(159)	$12,972
State and municipal	24,761	597	(94)	25,264
Mortgage-backed securities - residential	29,732	1,350	—	31,082
Government agency sponsored collateralized mortgage obligations	17,718	456	(26)	18,148
Privately held collateralized mortgage obligations	9,114	398	(18)	9,494
Corporate debt securities	4,993	165	(23)	5,135

Total	$99,430	$2,985	$(320)	$102,095

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE - continued

Securities with unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

March 31, 2010 (Unaudited)	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. federal agency	$20,281	$(140)	$—	$—	$20,281	$(140)
State and municipal	2,806	(29)	285	(16)	3,091	(45)
Mortgage-backed securities - residential	2,914	(32)	—	—	2,914	(32)
Government agency sponsored collateralized mortgage obligations	4,837	(54)	—	—	4,837	(54)

Total temporarily impaired	$30,838	$(255)	$285	$(16)	$31,123	$(271)

December 31, 2009	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. federal agency	$10,582	$(159)	$—	$—	$10,582	$(159)
State and municipal	5,496	(67)	678	(27)	6,174	(94)
Government agency sponsored collateralized mortgage obligations	2,620	(26)	—	—	2,620	(26)
Privately held collateralized mortgage obligations	1,236	(1)	286	(17)	1,522	(18)
Corporate debt securities	—	—	962	(23)	962	(23)

Total temporarily impaired	$19,934	$(253)	$1,926	$(67)	$21,860	$(320)

At March 31, 2010, the Company held 32 investments in debt securities which were in an unrealized loss position of which 31 were in an unrealized loss position for less than twelve months and one was in an unrealized loss position for twelve months or more. The one security at an unrealized loss position for greater than twelve months was subsequently called during April 2010. Management periodically evaluates each investment security for potential other-than-temporary impairment, relying primarily on industry analyst reports and observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted declines in fair value are considered temporary and due only to normal market interest rate fluctuations. The Company does not intend to sell the securities and is not more likely than not to be required to sell these debt securities before there anticipated recovery.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE - continued

Sales of securities available for sale for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)

Proceeds	$22,894	$4,737
Gross gains	840	135
Gross losses	(17)	—

Proceeds from calls of securities available for sale during the three months ended March 31, 2010 and 2009 were $2,434 and $2,554, with gross gains of $0 and $1 and gross losses of $15 and $0, respectively.

The amortized cost and fair value of debt securities at March 31, 2010 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations (“CMO”), are shown separately.

	Amortized Cost	Fair Value

Due in one year or less	$—	$—
Due from one to five years	11,104	11,143
Due from five to ten years	19,786	19,787
Due after ten years	27,817	28,609

Subtotal	58,707	59,539
Mortgage-backed securities and CMOs	45,726	46,984

Total	$104,433	$106,523

Securities pledged at March 31, 2010 and December 31, 2009 had a carrying amount of approximately $57,613 and $70,561 and were pledged to secure public deposits, FHLB advances, short-term borrowings through the Federal Reserve Discount Window and cash flow hedges.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS

Loans at March 31, 2010 (Unaudited) and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009
	(Unaudited)

Commercial	$18,333	$18,122
Real Estate:
One- to four-family	68,181	70,126
Five or more family	6,359	6,743
Commercial	75,513	75,506
Construction	6,081	5,420
Land	12,118	11,753
Mortgage warehouse	58,466	43,765
Home equity	14,964	15,704
Automobile and other	10,756	11,790

Subtotal	270,771	258,929
Less: Net deferred loan (fees) costs	118	122
Allowance for loan losses	(3,659)	(2,776)

Loans, net	$267,230	$256,275

During the month of May 2009, a mortgage warehouse lending division was established at the Bank. This division has approved specific mortgage companies through which individual mortgage loans are originated by the mortgage company and funded by the Bank as a secured borrowing with pledge of collateral under the Bank’s agreement with the mortgage company. The individual mortgage loans are held between the time of origination and subsequent repurchase by the mortgage company for sale of the loan into the secondary market. Each individual mortgage is assigned to the Bank until the loan is repurchased and sold to the secondary market by the mortgage company. Also, the Bank takes possession of each original note and forwards such note to the end investor once the mortgage company has sold the loan. The individual loans are typically sold by the mortgage company within 30 days of origination and are seldom held more than 90 days. Interest income is accrued by the Bank during this period and fee income for each loan sold is collected when the sale has been completed. As of March 31, 2010, the Bank had repurchase agreements with 10 mortgage companies. During the first quarter of 2010, the mortgage companies originated $358,254 in mortgage loans and sold $343,705 in mortgage loans. The Bank recorded interest income of $605, mortgage warehouse loan fees of $122 and wire transfer fees of $37 during the first quarter of 2010.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS - continued

Activity in the allowance for loan losses was as follows:

	Three Months Ended March 31,
	2010	2009
	(Unaudited)

Beginning balance	$2,776	$2,512
Provision for loan losses	909	49
Loans charged-off	(37)	(98)
Recoveries	11	20

Ending balance	$3,659	$2,483

Individually impaired loans at March 31, 2010 (unaudited) and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009
	(Unaudited)

Loans with no allocated allowance for loan losses	$2,706	$3,067
Loans with allocated allowance for loan losses	3,266	4,397

Total	$5,972	$7,464

Amount of the allowance for loan losses allocated to impaired loans	$1,347	$614

Nonperforming loans at March 31, 2010 (unaudited) and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009
	(Unaudited)

Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	6,269	7,716

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS - continued

Purchased Loans

The Company purchased loans during 2007, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of those loans is as follows:

	March 31,	December 31,
	2010	2009
	(Unaudited)

Commercial	$87	$93
Commercial real estate	986	1,000
Home equity	15	16
One- to four-family	168	170

Outstanding balance	$1,256	$1,279

Carrying amount, net of allowance of $0	$780	$797

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)

Beginning balance	$28	$78
Reclassification from non-accretable yield	6	46
Accretion of income	(20)	(62)

Ending balance	$14	$62

For the purchased loans disclosed above, the Company did not increase the allowance for loan losses during 2010 or 2009. No allowance for loan losses were reversed during 2010 or 2009.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial asset:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).

Loans Held for Sale and Loan Commitment Derivatives: The fair value of loans held for sale and residential mortgage loan commitments are determined by obtaining quoted prices for similar loans and commitments with similar interest rates and maturities from major secondary markets (Level 2).

Derivatives-Interest Rate Swaps: The fair value of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). The valuation model inputs consist of available market data, such as interest rates or yield curves. These observable inputs can be validated to external sources, including brokers, market transactions and third-party pricing services.

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Other Real Estate Owned: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

Mortgage Servicing Rights: The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income (Level 2). Fair value at March 31, 2010 was determined using a discount rate of 9.0%, prepayment speeds ranging from 11.5% to 22.3%, depending on the stratification of the specific right, and a weighted average default rate of approximately 0.5%. Fair value at December 31, 2009 was determined using a discount rate of 9.0%, prepayment speeds ranging from 11.1% to 22.7%, depending on the stratification of the specific right, and a weighted average default rate of approximately 0.5%.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2010
			(Unaudited)

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available for sale
U.S. federal agency	$30,677	$—	$30,677	$—
State and municipal	28,862	—	28,862	—
Mortgage-backed securities-residential	24,665	—	24,665	—
Government agency sponsored collateralized mortgage obligations	17,256	—	17,256	—
Privately held collateralized mortgage obligations	5,063	—	5,063	—

Total investment securities available-for-sale	$106,523	$—	$106,523	$—

Loans held for sale	$1,034	$—	$1,034	$—
Derivatives – residential mortgage loan commitments	33	—	33	—

Financial Liabilities
Derivatives – interest rate swaps	(328)	—	(328)	—

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

			December 31, 2009
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available for sale
U.S. federal agency	$12,972	$—	$12,972	$—
State and municipal	25,264	—	25,264	—
Mortgage-backed securities – residential	31,082	—	31,082	—
Government agency sponsored collateralized mortgage obligations	18,148	—	18,148	—
Privately held collateralized mortgage obligations	9,494	—	9,494	—
Corporate debt securities	5,135	—	5,135	—

Total investment securities available-for-sale	$102,095	$—	$102,095	$—

Loans held for sale	$981	$—	$981	$—
Derivatives – residential mortgage loan commitments	31	—	31	—
Derivatives – interest rate swaps	88	—	88	—

Loans held for sale were carried at the fair value of $1,034, which was made up of the outstanding balance of $1,020, net of a valuation of $14 at March 31, 2010, resulting in income of $14 for the three months ended March 31, 2010. At December 31, 2009, loans held for sale were carried at the fair value of $981, which was made up of the outstanding balance of $967, net of a valuation of $14 at December 31, 2009, resulting in income of $14 for the year ending December 31, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2010
			(Unaudited)

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,919	$—	$—	$1,919
Other real estate owned, net	199	—	—	199
Mortgage servicing rights	307	—	307	—

		Fair Value Measurements at December 31, 2009
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,783	$—	$—	$3,783
Other real estate owned, net	230	—	—	230
Mortgage servicing rights	318	—	318	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had an outstanding amount of $3,266, with a valuation allowance of $1,347 at March 31, 2010, resulting in an additional provision for loan losses of $800 for the three months ended March 31, 2010. At December 31, 2009, impaired loans had an outstanding amount of $4,397, with a valuation allowance of $614, resulting in an additional provision for loan losses of $323 for the year ending December 31, 2009.

Other real estate owned, which is measured at the lower of cost or fair value less costs to sell, had a net carrying amount of $199, which was made up of the outstanding balance of $315 net a valuation allowance of $116 at March 31, 2010, resulting in a write-down of $38 for the three months ended March 31, 2010. At December 31, 2009, other real estate owned had a net carrying amount of $230, which was made up of the outstanding balance of $308, net of a valuation allowance of $78 at December 31, 2009, resulting in a write-down of $78 for the year ending December 31, 2009.

Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $307, which was made up of the outstanding balance of $360, net of a valuation allowance of $53 at March 31, 2010, resulting in a charge of $3 for the three months ended March 31, 2010. At December 31, 2009, mortgage servicing rights were carried at their fair value of $318, which was made up of the outstanding balance of $368, net of a valuation allowance of $50, resulting in a charge of $8 for the year ending December 31, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments, at March 31, 2010 and December 31, 2009 are as follows:

	Carrying Amount	Fair Value
March 31, 2010 (Unaudited)

Financial assets
Cash and due from financial institutions	$4,707	$4,707
Securities available-for-sale	106,523	106,523
Federal Home Loan Bank stock	4,206	N/A
Loans held for sale	1,034	1,034
Loans, net	267,230	270,815
Accrued interest receivable	1,637	1,637

Financial liabilities
Deposits	$(289,880)	$(280,686)
Federal Home Loan Bank advances	(52,274)	(53,954)
Subordinated debentures	(5,155)	(4,733)
FDIC guaranteed unsecured borrowings	(4,868)	(5,170)
Federal Reserve Bank discount window borrowings	(12,545)	(12,545)
Accrued interest payable	(343)	(343)
Derivatives – interest rate swaps	(328)	(328)

	Carrying Amount	Fair Value
December 31, 2009

Financial assets
Cash and due from financial institutions	$6,000	$6,000
Securities available-for-sale	102,095	102,095
Federal Home Loan Bank stock	4,206	N/A
Loans held for sale	981	981
Loans, net	256,275	260,311
Accrued interest receivable	1,650	1,650
Derivatives – interest rate swaps	88	88

Financial liabilities
Deposits	$(273,408)	$(263,933)
Federal Home Loan Bank advances	(52,773)	(54,547)
Subordinated debentures	(5,155)	(4,360)
FDIC guaranteed unsecured borrowings	(4,852)	(5,152)
Federal Reserve Bank discount window borrowings	(16,675)	(16,675)
Accrued interest payable	(396)	(396)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and due from financial institutions, accrued interest receivable and payable, demand deposits, Federal Reserve Bank discount window borrowings, and variable rate loans or deposits that reprice frequently and fully. The methods for determining the fair values for securities, loans held for sale, and interest rate swap derivatives were described previously. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance sheet items is not considered material.

NOTE 7 – DERIVATIVES

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent an amount exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreement.

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with notional amounts of $30.25 million and $15.25 million as of March 31, 2010 and December 31, 2009, were designated as cash flow hedges of subordinated debentures, future FHLB advances and certain CDARS deposits and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other liabilities with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or the Company discontinues hedge accounting. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. The Company does not expect any amounts to be reclassed from other comprehensive income (loss) over the next 12 months.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 7 – DERIVATIVES - continued

Information related to the interest-rate swaps designated as cash flow hedges as of March 31, 2010 is as follows:

Subordinated debentures
Notional amount	$5,000
Fixed interest rate payable	5.54%
Variable interest rate receivable (Three month LIBOR plus 3.10%)	3.38%
Maturity date	March 26, 2014

Unrealized losses	(39)
CDARS deposits
Notional amount	$10,250
Fixed interest rate payable	3.19%
Variable interest rate receivable (One month LIBOR plus 0.55%)	0.80%
Maturity date	October 9, 2014
Unrealized losses	(106)

FHLB advance
Notional amount	$5,000
Maturity date	September 20, 2015
Unrealized losses	(59)

FHLB advance
Notional amount	$10,000
Maturity date	July 19, 2016
Unrealized losses	(124)

Interest income (expense) recorded on these swap transactions totaled $89 during the first quarter of 2010 and is reported as a component of interest expense on subordinated debentures and deposits.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 7 – DERIVATIVES - continued

The following table presents the net losses recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three months ended March 31, 2010 and the year ended December 31, 2009:

	Amount of loss recognized in OCI (Effective Portion) 2010	Amount of gain reclassified from OCI to interest income 2010	Amount of gain recognized in other non interest income (Ineffective Portion) 2010
Interest rate contracts	$(217)	$—	$—

	Amount of gain recognized in OCI (Effective Portion) 2009	Amount of gain reclassified from OCI to interest income 2009	Amount of gain recognized in other non interest income (Ineffective Portion) 2009
Interest rate contracts	$58	$—	$—

The following table reflects the cash flow hedges included in the Consolidated Balance Sheet as of March 31, 2010 (unaudited) and December 31, 2009:

	March 31, 2010		December 31, 2009
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate swaps related to
Subordinated debentures	$5,000	$(39)	$5,000	$34
CDARS deposits	10,250	(106)	10,250	54
FHLB advances	15,000	(183)	—	—

Total included in other assets (liabilities)	$30,250	$(328)	$15,250	$88

The counterparty to the Company’s derivatives is exposed to credit risk whenever the derivative is in a liability position. As a result, the Company has collateralized the liability with cash and security collateral held in safekeeping by Bank of New York. At March 31, 2010 and December 31, 2009, the Company had $100 in cash and securities with a fair value of $1,000 and $251, respectively, posted as collateral for these derivatives.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of the Company and certain subsidiaries are detailed in ”Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•	changes in prevailing real estate values and loan demand both nationally and within our current and future market area;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the amount of assessments and premiums we are required to pay for FDIC deposit insurance;

•	legislative or regulatory changes that affect our business including our compliance costs;

•	our ability to successfully manage our commercial lending;

•	the financial health of certain entities, including government sponsored enterprises, the securities of which are owned or acquired by the Company;

•	adverse changes in the securities market;

•	the costs, effects and outcomes of existing or future litigation;

•	the economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks;

•	the success of our mortgage warehouse lending program; and

•	the ability of the Company to manage the risks associated with the foregoing factors as well as anticipated risk factors.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

General: Total assets increased $13.7 million, or 3.4%, to $419.5 million at March 31, 2010 from $405.8 million at December 31, 2009. The increase was primarily due to an increase in net loans of $11.0 million and an increase in securities available for sale of $4.4 million. Mortgage warehouse loans increased $14.7 million due to increased demand and construction loans increased $661,000. All other loan categories experienced decreases or insignificant increases. The increase in assets was funded through an increase in total deposits of $16.5 million partially offset by a decrease in Federal Reserve Bank discount window borrowings of $4.1 million and a decrease in FHLB of Indianapolis advances of $499,000.

Investment Securities: Total securities available for sale increased $4.4 million, or 4.3%, to $106.5 million at March 31, 2010 from $102.1 million at December 31, 2009 primarily due to the increase in deposits. There was a significant amount of restructuring of the securities portfolio in the first quarter of 2010. Management’s analysis determined that market conditions provided the opportunity to sell a number of securities and add these gains to capital permanently without a negative impact to long term earnings. The potential for rising interest rates, and the announcement that the Federal Reserve Board’s program to purchase mortgage backed securities will end sometime in 2010, led to concern of eroding prices on these securities and the potential to negatively impact capital at some point in the future. Management has been restructuring the portfolio over the last several quarters as part of our asset and liability strategy. In addition we were able to eliminate our exposure in the corporate sector as well as reduce our exposure in a portion of our mortgage backed securities and collateralized mortgage obligation securities, which had higher price volatility should interest rates start to rise in the future.

As of March 31, 2010, management reviewed the securities portfolio for possible other-than-temporary impairment and determined there were no impairment charges to be recorded. At March 31, 2010, the total available for sale securities portfolio reflected a net unrealized gain of $2.1 million compared to a net unrealized gain of $2.7 million at December 31, 2009.

Loans Held for Sale: There was no material change in the balance of loans held for sale at March 31, 2010 compared to December 31, 2009. The level of refinance activity of our one-to-four-family residential mortgages decreased in the first quarter of 2010.

Net Loans: Net loans increased $11.0 million, or 4.3%, to $267.2 million at March 31, 2010 compared to $256.3 million at December 31, 2009. This increase is primarily attributable to an increase in mortgage warehouse loans and to a lesser degree commercial construction loans. All other loan demand has leveled off or decreased slightly in the first quarter of 2010.

There was no material change in the balance of commercial business and commercial real estate loans at March 31, 2010 compared to December 31, 2009. This type of loan activity has continued to be slow primarily due to the overall national and local economic concerns, and management does not anticipate a significant increase in the near future.

Total construction loans increased $661,000, or 12.2%, to $6.1 million at March 31, 2010 compared to $5.4 million at December 31, 2009. This increase is primarily due to an increase in commercial construction draws on current projects of $983,000 offset partially by a decrease in residential construction of $322,000.

Mortgage warehouse loans increased $14.7 million, or 33.6%, to $58.5 million at March 31, 2010 compared to $43.8 million at December 31, 2009. This increase is primarily due to increased activity in residential mortgages with mortgage companies outside of our local market.

One-to four-family residential loans decreased $1.9 million, or 2.8%, to $68.2 million at March 31, 2010 compared to $70.1 million at December 31, 2009, primarily attributable to repayment activity along with refinance activity. We continue to see refinance activity level off and do not anticipate a significant increase in activity during 2010.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Nonperforming Assets: The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One- to four- family (1)	$619	$1,059
Five or more family	—	—
Commercial	3,441	3,854
Construction	858	858
Land	462	1,169

Total real estate	$5,380	$6,940
Consumer and other loans:
Home equity (2)	472	392
Commercial	396	381
Automobile and other	21	3

Total consumer and other loans	889	776

Total nonaccrual loans	$6,269	$7,716

Troubled debt restructured
Commercial real estate	$—	$—

Total troubled debt restructured	$—	$—

Loans greater than 90 days delinquent and still accruing:
Real estate:
One- to four- family	$—	$—
Five or more family	—	—
Commercial	—	—
Construction	—	—
Land	—	—

Total real estate	$—	$—

Consumer and other loans:
Home equity	—	—
Commercial	—	—
Automobile and other	—	—

Total consumer and other loans	$—	$—

Total nonperforming loans	$6,269	$7,716

Foreclosed assets:
One- to four- family	$358	$399
Five or more family	—	—
Commercial	155	155
Construction	—	—
Land	—	—
Consumer	—	—
Business assets	—	—

Total foreclosed assets	$513	$554

Total nonperforming assets	$6,782	$8,270

Ratios:
Nonperforming loans to total loans	2.32%	2.98%
Nonperforming assets to total assets	1.62%	2.04%

(1)	$117 and $120 of the nonaccrual one- to four- family loans at March 31, 2010 and December 31, 2009, respectively, were loans acquired with credit deterioration from the acquisition of City Savings Bank.
(2)	$15 and $16 of the nonaccrual home equity loans at March 31, 2010 and December 31, 2009, respectively, were loans acquired with credit deterioration from the acquisition of City Savings Bank.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

There was a decrease in five or more family loans of $384,000, or 5.7%, to $6.4 million at March 31, 2010 compared to $6.7 million at December 31, 2009, primarily due to repayment activity.

Consumer and home equity loans, including indirect automobile loans, decreased $1.8 million, or 6.5%, to $25.7 million at March 31, 2010 compared $27.5 million at December 31, 2009. There was a decrease of $621,000 in home equity lines of credit, as well as a decrease in indirect automobile loans of $473,000 and a decrease of $516,000 in fixed consumer loans. The demand for home equity lines and loans has decreased due to the continued decline in home values as well as a change in the loan-to-value ratios required for these loans.

The allowance for loan losses increased $883,000, or 31.8%, to $3.7 million at March 31, 2010 compared to $2.8 million at December 31, 2009. The allowance for loan losses to total loans ratio was 1.35% at March 31, 2010 compared to 1.13% at December 31, 2010. The increase is due to a provision of $909,000 allocated during the first quarter of 2010, primarily attributable to one nonperforming commercial loan relationship. During the first quarter of 2010, the Company received $1.0 million in life insurance proceeds related to the death of the owner of the commercial business, which were applied to the loan balance. The remaining outstanding balance of the relationship was $2.2 million at March 31, 2010, and is secured by a chemical manufacturing facility, equipment and inventory and a personal guarantee. The Company had a more extensive review of the chemical inventory in late March which led to the additional reserve in the first quarter. The balance of this relationship after the specific reserves is now $995,000.

Total nonperforming loans to total loans ratio was 2.32% at March 31, 2010 compared to 2.98% at December 31, 2009, primarily due to the $1.0 million in insurance proceeds received and applied to one nonperforming loan during the first quarter of 2010. In addition, there was a decrease in other nonperforming loans of $447,000. Total nonperforming loans were $6.3 million at March 31, 2010 compared to $7.7 million at December 31, 2009.

Other Real Estate Owned: Other real estate owned decreased $41,000, or 7.4%, to $513,000 at March 31, 2010 compared to $554,000 at December 31, 2009, primarily due to a write-down of $36,000 on one of the properties. At March 31, 2010, the Company held five properties in other real estate owned, of which four are one-to-four-family residential homes and one is a commercial car wash facility.

Goodwill and Other Intangible Assets: The Company’s goodwill totaled $8.4 million at March 31, 2010 and at December 31, 2009. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The annual impairment review of the $8.4 million of goodwill previously recorded was performed in the fourth quarter of 2009. As a result of the impairment testing performed, no impairment charge was recorded by the Company.

The Company’s stock price has not significantly changed from the previous analysis and earnings have continued to increase therefore, management determined that an updated analysis from an independent third party as of the end of the first quarter was not necessary at this time. A full independent review will be done to test the goodwill for impairment annually unless circumstances indicate an updated review is necessary. As the Company’s stock price per common share is currently less than its book value per common share, it is reasonably possible that management may conclude that goodwill, totaling $8.4 million at March 31, 2010, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Deposits: Total deposits increased $16.5 million, or 6.0%, to $289.9 million at March 31, 2010 compared to $273.4 million at December 31, 2009, primarily attributable to an increase in money market accounts of $14.1 million, of which approximately $9.0 million came from public fund accounts. There was an increase in other savings and NOW accounts of $1.8 million in addition to an increase in retail certificates of deposit and IRA’s greater than $100,000 of $3.4 million. There was a decrease in retail certificates of deposit and IRA’s less than $100,000 of $2.0 million, primarily attributable to the competitive interest rates being offered at other local financial institutions. There was no significant change in non-interest bearing checking accounts during the first quarter of 2010.

Borrowed Funds: Federal Home Loan Bank of Indianapolis borrowings decreased $499,000, or 0.9%, to $52.3 million at March 31, 2010 compared to $52.8 million at December 31, 2009, primarily due to a maturing advance which was not renewed due to sufficient liquidity from the increase in deposits. There was also a decrease in overnight borrowings at the Federal Reserve discount window of $4.1 million to $12.5 million at March 31, 2010 compared to $16.7 million at December 31, 2009, again due to the increase in deposits.

On February 3, 2010 the Company entered into two forward interest rate swap contracts against $15.0 million in Federal Home Loan Bank of Indianapolis advances maturing in July and September, in order to address the concern of rising interest rates. The Company has a $10.0 million advance maturing in July 2010 at an interest rate of 6.09% and $5.0 million advance maturing in September 2010 at an interest rate of 5.95%.

Total Shareholders’ Equity: Total shareholders’ equity decreased $65,000, or less than 1.0%, to $49.8 million at March 31, 2010 compared to $49.9 million at December 31, 2009, primarily due to a decrease in other comprehensive income (loss) of $654,000. The unrealized gain on securities decreased $380,000 partially due to securities that were sold and gains reported through net income, as well as changes in market values on securities held in the Company’s available-for-sale investment portfolio. There was also a decrease of $275,000 in other comprehensive income (loss) related to the interest rate swaps the Company has entered into at March 31, 2010 compared to December 31, 2009. Offsetting the decrease in other comprehensive income (loss) was an increase in net income of $670,000 for the three months ended March 31, 2010.

Comparison of Operating Results For Three Month Period Ended March 31, 2010 and March 31, 2009

Net Income: Net income increased $180,000, or 36.7%, to $670,000 for the three months ended March 31, 2010 compared to $490,000 for the three months ended March 31, 2009. This increase is primarily due to the increase in net interest income, fees attributable to the new mortgage warehouse division that started in May of 2009 and an increase in net gains on securities available for sale of $672,000. These increases were partially offset by an increase in the provision for loan losses of $860,000 in the first quarter of 2010 compared to the prior year period.

Net Interest Income: Net interest income increased $455,000, or 18.1%, to $3.0 million for the three months ended March 31, 2010 compared to $2.5 million for the three months ended March 31, 2009. The increase is primarily due to an increase in the annualized net interest spread of 28 basis points, to 3.02%, for the first quarter of 2010 compared to 2.74% for the same prior year period. The annualized average cost of interest-bearing liabilities decreased 49 basis points, primarily attributable to a decrease in the annualized average cost of certificates of deposit and IRA time deposits of 64 basis points. The decrease in the cost of interest-bearing liabilities was partially offset by a decrease in the annualized average yield on interest-earning assets of 21 basis points. This decrease in the annualized average yield on interest-earning assets was minimized due to the addition of the mortgage warehouse loans at an annualized average yield of 7.14%. Net average interest-earning assets increased $11.3 million in the three months ended March 31, 2010 compared to the prior year period, which also contributed to the increase in net interest income.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the three months ended March 31, 2010 and March 31, 2009. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended March 31,
	2010			2009
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Loans	$244,238	$3,770	6.17%	$223,066	$3,384	6.07%
Taxable securities	77,798	779	4.01%	93,798	1,139	4.86%
Tax exempt securities	24,761	250	4.04%	6,969	71	4.08%
Federal Home Loan Bank of Indianapolis stock	4,206	21	2.00%	4,206	42	3.99%
Federal funds sold and other interest-bearing deposits	5,779	2	0.14%	2,130	1	0.19%

Total interest earning assets	356,782	4,822	5.41%	330,169	4,637	5.62%
Non-interest earning assets	41,636			43,265

Total assets	$398,418			$373,434

Savings deposits	$44,475	12	0.11%	$42,850	16	0.15%
Money market and NOW accounts	56,368	123	0.87%	37,814	77	0.81%
CDs and IRAs	145,699	1,021	2.80%	136,503	1,174	3.44%

Total interest-bearing deposits	246,542	1,156	1.88%	217,167	1,267	2.33%
FHLB advances	52,340	579	4.42%	69,645	776	4.46%
Subordinated debentures	5,155	69	5.35%	5,155	57	4.42%
FDIC guaranteed unsecured borrowing	4,859	50	4.12%	2,639	26	3.94%
Federal Reserve Bank discount window borrowings	2,104	3	0.57%	1,090	1	0.37%

Total interest-bearing liabilities	311,000	1,857	2.39%	295,696	2,127	2.88%

Non-interest bearing deposits	34,004			28,060
Other liabilities	3,459			3,071

Total liabilities	348,463			326,827
Shareholders’ equity	49,955			46,607

Total liabilities & shareholders’ equity	$398,418			$373,434

Net interest income		$2,965			$2,510

Net interest rate spread			3.02%			2.74%
Net interest margin			3.32%			3.04%

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest and Dividend Income: Interest and dividend income increased $185,000, or 4.0%, for the three month period ending March 31, 2010 compared to the same prior year period, primarily due to an increase in the average total interest-earning assets of $26.6 million. Partially offsetting the increase in interest and dividend income is a decrease in the annualized average yield on interest-earning assets of 21 basis points, due to the continued decline in interest rates and the impact this has had on the loans and securities.

Interest income on loans, including fees, increased $386,000, or 11.4%, to $3.8 million for the three month period ending March 31, 2010 compared to $3.4 million for the same prior year period. This increase is primarily due to an increase in the average loan balances of $21.2 million for the first quarter of 2010 as well as an increase in the annualized average yield on loans of 10 basis points compared to the prior year period. This is a result of the annualized average yield of mortgage warehouse loan portfolio of 7.14%, which was not reflected in the prior year period.

Interest income from taxable securities decreased $360,000, or 31.6%, to $779,000 for the three months ended March 31, 2010 compared to $1.1 million for the same prior year period, primarily due to a decrease in the average balance of taxable securities of $16.0 million. There was a significant shift into tax exempt securities over the same time period resulting in an increase in average tax exempt securities of $17.8 million for the three months ended March 31, 2010 compared to the prior year period. The restructure was implemented due to the tax advantage and the yield spreads on municipal securities when compared to taxable securities. Interest income from tax exempt securities increased $179,000, or 252.1% in the first quarter of 2010 compared to the prior year period.

Dividend income from Federal Home Loan Bank of Indianapolis (FHLBI) stock decreased $21,000, or 50.0%, in the three months ended March 31, 2010 compared to the same prior year period, attributable to the decrease in the annualized average yield from 3.99% to 2.00%. The FHLBI has decreased the dividend paid due to impairment charges they have recorded attributable to their private label mortgage backed securities.

Interest Expense: Interest expense decreased $270,000, or 12.7%, for the three months ended March 31, 2010 compared to the same prior year period. The decrease is primarily attributable to a decrease in the annualized average cost of interest-bearing liabilities of 49 basis points to 2.39% for the three months ended March 31, 2010 from 2.88% for the same prior year period. The decrease is primarily due to the continued decrease in interest rates paid on new and maturing certificates of deposit and IRA time deposits as well as a decrease of $17.3 million in the average balance on FHLBI advances for the first quarter of 2010 compared to the same prior year period.

The annualized average cost of interest-bearing deposits decreased 45 basis points to 1.88% for the three months ended March 31, 2010 compared to 2.33% for the same prior year period, primarily due to the decrease in the annualized average cost of certificates of deposit and IRA time deposits of 64 basis points. The annualized average cost of savings deposits also decreased 4 basis points over the same time period. Management does not anticipate a continued decrease in the cost of interest-bearing deposits due to the historically low interest rate environment and the possibility of an increase in interest rates at some point in the future.

Interest expense on FHLBI advances decreased $197,000, or 25.4%, for the three months ended March 31, 2010 compared to the same prior year period, primarily due to the decrease in the average balance of $17.3 million. The annualized average cost of FHLBI advances also decreased 4 basis points over the same time period. Management expects the average cost of FHLBI advances to continue to decrease in 2010 due to $15.0 million in advances maturing in the next six months at an average cost of 6.04%. On February 3, 2010, the Company entered into two forward interest rate swap contracts against the $15.0 million in advances, in order to address the concern of rising interest rates and in order to lock in interest rates for a longer time period. Interest expense on the subordinated debentures increased 93 basis points for the first quarter of 2010 compared to the prior year period, attributable to the interest rate swap the Company executed against the debenture in April 2009 which fixed the interest rate at 5.54% for five years. This action was taken in order to hedge against a potential interest rate increase. Interest expense on the FDIC guaranteed unsecured debt increased $24,000, or 92.3%, in the three months ended March 31, 2010 compared to the same prior year period, reflecting the fact that this debt originated in February 2009.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $909,000 for the first quarter of 2010 compared to $49,000 for the same prior year period. Net charge-offs for the 2010 and 2009 periods were $26,000 and $77,000, respectively.

The increase in the provision is primarily attributable to one nonperforming commercial loan relationship. During the first quarter of 2010, the Company received $1.0 million in life insurance proceeds related to the death of the owner of the commercial business, which were applied to the loan balance. The remaining outstanding balance on the loan is $2.2 million, which is secured by a chemical manufacturing facility, equipment and inventory and a personal guarantee. The Company had a more extensive review of the chemical inventory in late March which led to the additional reserve in the first quarter. The balance of this relationship after the specific reserves is now $995,000. The provision for the mortgage warehouse loans also increased in the first quarter of 2010, due to the increase in the loan balances compared to the previous quarter.

One of the factors management considers when evaluating the level of the allowance for loan losses is the historical loan loss experience. Given the existing overall economic concerns, we elected to rely on more recent loan loss experience to establish the minimum reserve ratios for the general loan pools. In the first quarter of 2010, the Company also elected to increase the inherent risk factor used when evaluating the allowance for loan loss provision due continued economic concerns on both a local and national level.

Noninterest Income: Noninterest income increased $655,000, or 80.3%, to $1.5 million for the three months ended March 31, 2010 compared to $816,000 for the same prior year period, primarily attributable to a $672,000 increase in net gains on securities. Management’s analysis determined that market conditions provided the opportunity to sell a number of securities and add these gains to capital permanently without a negative impact to long term earnings. The potential for rising interest rates, and the announcement that the Federal Reserve Board’s program to purchase mortgage backed securities will end sometime in 2010, led to concern of eroding prices on these securities and the potential to negatively impact capital at some point in the future. Mortgage warehouse loan fees and wire transfer fees increased a total of $162,000 in the first quarter of 2010 since the new line of business started in the second quarter of 2009. ATM and debit card fees increased $19,000, or 28.4%, due to increased activity.

Partially offsetting these increases in noninterest income was a decrease of $194,000 in net gains on mortgage banking activities. Mortgage banking activities slowed in the first quarter of 2010 compared to the same prior year period. Refinance activity has leveled off, which was anticipated due to the length of time interest rates have remained at historically low levels. Service charges on deposit accounts decreased $23,000, or 11.5%, primarily due to a decrease in overdraft charges, as the number of overdrafts has gone down. Trust fees decreased $33,000, or 84.6%, attributable to the decision to outsource trust services.

Noninterest Expense: Noninterest expense increased $47,000, or 1.8%, to $2.7 million in the first quarter of 2010 compared to $2.6 million for the same prior year period, primarily attributable to an increase of $46,000, or 3.4%, in salaries and employee benefits. This is primarily due to an increase in the addition of the mortgage warehouse staff in the second quarter of 2009. There was also a decrease in the supplemental retirement expense of $22,000 due to the retirement of one participant in the plan. Data processing expense increased $7,000, or 6.5%, primarily due to an increase in online banking bill pay fees as well as normal increases in the annual maintenance contract renewals. FDIC insurance increased $10,000, or 10.1% over the prior year period due to an increase in deposits. Collection and other real estate expenses increased $9,000, or 37.5%, attributable to legal and insurance expenses related to delinquent loans or other real estate owned.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Partially offsetting these increases in noninterest expense was a decrease in occupancy expense of $17,000, or 3.3%, in the first quarter of 2010 compared to the same prior year period. Depreciation expense decreased $21,000 offset by an increase in building services of $29,000, primarily due to an increase in snow removal expenses in the first quarter of 2010. Amortization of intangibles decreased $22,000 in the first quarter of 2010 when compared to the prior year period, since the core deposit intangible asset is amortized into expense on an accelerated basis.

Income Taxes: Income tax expense increased $23,000 for the first three months of 2010 compared to the first three months of 2009, primarily due to the increase in income before taxes of $203,000. The effective tax rate was 19.6% for the first quarter of 2010 and 22.2% for the same prior year period. The effective tax rate was lower in the first quarter of 2010 due to a higher ratio of total income before tax attributable to tax exempt securities and life insurance income.

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

The Company’s liquid assets, defined as cash and due from financial institutions and the market value of unpledged securities available-for-sale totaled $53.6 million at March 31, 2010 and constituted 12.78% of total assets at that date, compared to $37.4 million, or 9.22%, of total assets at December 31, 2009.

The Company also maintains lines of credit with the Federal Home Loan Bank. The total of these lines of credit were $66.7 million at March 31, 2010, of which $52.3 million in Federal Home Loan Bank advances were outstanding. The Company has additional securities and certain approved real estate loans available to pledge as collateral in order to increase our lines of credit with the Federal Home Loan Bank. At March 31, 2010, we had $48.9 million in unpledged securities available for sale. The Company actively utilizes its borrowing capacity with the Federal Home Loan Bank to manage liquidity and to provide a funding alternative to time deposits, if the Federal Home Loan Bank’s rates and terms are more favorable. The advances from the Federal Home Loan Bank can have maturities from overnight to multiple years. At March 31, 2010, $23.2 million of these advances were due within one year, and $29.1 million had maturities greater than a year.

The Company also utilizes the Federal Reserve discount window as a source of short-term funding. At March 31, 2010, the Company’s overnight borrowings with the Federal Reserve Bank discount window totaled $12.5 million. The Company’s borrowing capacity at the Federal Reserve Bank discount window is based on the collateral value of pledged securities. The collateral value of securities pledged to the Federal Reserve discount window at March 31, 2010 totaled $48.2 million. At March 31, 2010, we had $47.8 million in unpledged securities available for sale.

Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios and minimum ratio requirements. Under these regulations, banks are required to maintain a total risk-based capital ratio of 8.0% of risk-weighted assets and a Tier 1 risk-based capital ratio (primarily total shareholders’ equity less intangible assets) of at least 4.0% of risk-weighted assets. The Bank had total and Tier 1 risk-based capital ratios of 15.33% and 14.08% at March 31, 2010, and was “well-capitalized” under the regulatory guidelines.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In addition, regulators have adopted a minimum leverage ratio standard for Tier 1 capital to average assets. The minimum ratio for top-rated institutions may be as low as 3%. However, regulatory agencies have stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3% minimum. As of March 31, 2010, the Bank’s leverage ratio was 10.54%. Capital levels for the Bank remain above the established regulatory capital requirements.

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

A commonly used tool to manage and analyze the interest rate sensitivity of a bank is a computer simulation model. To quantify the extent of risks in both the Company’s current position and in transactions it might make in the future, the Company uses a model to simulate the impact of different interest rate scenarios on net interest income. The hypothetical impact of a 12 month nonparallel ramp (generally, a nonparallel change in interest rates of +/- 3.00%) and smaller incremental interest rate changes are modeled at least quarterly, representing the primary means the Company uses for interest rate risk management decisions.

At March 31, 2010, given a +3.00% or –3.00% shock in interest rates, our model results in the Bank’s net interest income for the next twelve months changing by $(260,000), or (1.93)%, and $(518,000), or (3.86)%, respectively.

The Company measures its economic value of equity at risk on a quarterly basis. Economic value of equity at risk measures the Company’s exposure to changes in its economic value of equity due to changes in a forecast interest rate environment. At March 31, 2010, given a +3.00% or -3.00% shock in interest rates, our model results in the Bank’s economic value of equity at risk for the next twelve months changing by (11.03)%, and (9.31)%, respectively.

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

As of March 31, 2010, there are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

As of March 31, 2010, there were no material changes to the “Risk Factors” disclosed in the Company’s Annual Report for the year ended December 31, 2009 on Form 10-K filed on March 22, 2010. However, the risks described in our 2009 Annual Report on Form 10-K are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities: Not applicable

(b)	Use of Proceeds: Not applicable

(c)	Repurchase of Our Equity Securities

The following table presents a summary of the Company’s share repurchases during the quarter ended March 31, 2010.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1-January 31	16,900	$4.89	16,900	18,800
February 1-February 28	1,200	4.57	1,200	17,600
March 1-March 31	900	5.49	900	16,700

Total	19,000	$4.90	19,000	16,700

(1)	On November 13, 2009, the Company commenced a stock repurchase program pursuant to which the Company intends to repurchase, in the open market and in privately negotiated transactions, up to 3 percent (approximately 63,400 shares) of the Company’s outstanding public shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaPorte Bancorp, Inc.

May 6, 2010	/s/ Lee A. Brady
Date	Lee A. Brady,
President and Chief Executive Officer

May 6, 2010	/s/ Michele M. Thompson
Date	Michele M. Thompson,
Executive Vice President and
Chief Financial Officer