Form 10-Q
period 2010-06-30
LaPorte Bancorp, Inc.
filed 2010-08-10
CIK 1400848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of shares of common stock outstanding at August 9, 2010: 4,586,363, par value $0.01

Page Number
PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements – LaPorte Bancorp, Inc.

Consolidated Balance Sheets, June 30, 2010 (Unaudited) and December 31, 2009	3

Consolidated Statements of Income and Comprehensive Income, Three Months Ended June 30, 2010 and 2009 (Unaudited) Six Months Ended June 30, 2010 and 2009 (Unaudited)	4

Consolidated Statements of Changes in Shareholders’ Equity, Six Months Ended June 30, 2010 and 2009 (Unaudited)	5

Consolidated Statements of Cash Flows, Six Months Ended June 30, 2010 and 2009 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	38

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. (Removed and Reserved)	40

Item 5. Other Information	40

Item 6. Exhibits	41

Signatures	42

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LAPORTE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2010	December 31, 2009
ASSETS
Cash and due from financial institutions	$6,223	$6,000
Securities available for sale	104,240	102,095
Federal Home Loan Bank (FHLB) stock, at cost (restricted)	4,206	4,206
Loans held for sale, at fair value	1,112	981
Loans, net of allowance for loan losses of $4,351 at June 30, 2010, $2,776 at December 31, 2009	286,877	256,275
Mortgage servicing rights	408	424
Other real estate owned	353	554
Premises and equipment, net	11,066	11,150
Goodwill	8,431	8,431
Other intangible assets	800	939
Bank owned life insurance	9,787	9,618
Accrued interest receivable and other assets	4,952	5,154

Total assets	$438,455	$405,827

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$35,649	$34,066
Interest bearing	259,156	239,342

Total deposits	294,805	273,408
Federal Home Loan Bank advances	78,946	52,773
Subordinated debentures	5,155	5,155
Federal Deposit Insurance Corporation guaranteed unsecured borrowings	4,884	4,852
Federal Reserve Bank discount window borrowings	—	16,675
Accrued interest payable and other liabilities	4,591	3,092

Total liabilities	388,381	355,955

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 4,783,163 shares issued; and 4,586,363 and 4,607,963 shares outstanding at June 30, 2010 and December 31, 2009	48	48
Additional paid-in capital	21,170	21,188
Surplus	770	770
Retained earnings	29,858	28,620
Accumulated other comprehensive income, net of tax of $446 at June 30, 2010 and $936 at December 31, 2009	864	1,817
Treasury stock, at cost (2010 - 196,800 shares, 2009 – 175,200 shares)	(1,144)	(1,033)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,492)	(1,538)

Total shareholders’ equity	50,074	49,872

Total liabilities and shareholders’ equity	$438,455	$405,827

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest and dividend income
Loans, including fees	$4,015	$3,464	$7,785	$6,848
Taxable securities	673	1,035	1,452	2,174
Tax exempt securities	278	111	528	182
FHLB stock	21	23	42	65
Other interest income	1	1	3	2

Total interest and dividend income	4,988	4,634	9,810	9,271

Interest expense
Deposits	1,165	1,248	2,321	2,515
Federal Home Loan Bank advances	556	743	1,135	1,519
Subordinated debentures	70	68	139	125
FDIC guaranteed unsecured borrowings	51	50	101	76
Federal Reserve Bank discount window borrowings	7	6	10	7

Total interest expense	1,849	2,115	3,706	4,242

Net interest income	3,139	2,519	6,104	5,029

Provision for loan losses	755	209	1,664	258

Net interest income after provision for loan losses	2,384	2,310	4,440	4,771

Noninterest income
Service charges on deposits	199	210	376	410
ATM and debit card fees	94	75	180	142
Brokerage fees	—	—	—	(4)
Trust fees	—	33	6	72
Earnings on life insurance, net	96	61	188	153
Net gains on mortgage banking activities	163	339	269	639
Loan servicing fees, net	(2)	(4)	15	(6)
Net gains on securities	35	495	843	631
Warehouse loan fees	193	59	315	59
Gains (Losses) on other assets	5	(34)	(35)	(94)
Other income	117	67	214	115

Total noninterest income	900	1,301	2,371	2,117

Noninterest expense
Salaries and employee benefits	1,398	1,176	2,812	2,544
Occupancy and equipment	422	447	917	959
Data processing	125	116	240	224
Advertising	64	70	113	111
Bank examination fees	145	123	250	236
Amortization of intangibles	68	85	139	178
FDIC insurance	93	286	202	385
FHLB advances prepayment penalty	—	427	—	427
Collection and other real estate owned	40	20	73	44
Other expenses	259	300	562	589

Total noninterest expense	2,614	3,050	5,308	5,697

Income before income taxes	670	561	1,503	1,191

Income tax expense	102	59	265	199

Net income	$568	$502	$1,238	$992

Other comprehensive income (loss):
Unrealized gain on securities available for sale	$780	$(280)	$1,013	$833
Reclassification for gain on security sales	(35)	(495)	(843)	(631)
Unrealized gain (loss) on derivative instrument	(1,197)	88	(1,613)	88
Income tax effect	153	234	490	(98)

Other comprehensive income (loss)	(299)	(453)	(953)	192

Comprehensive income	$269	$49	$285	$1,184

Basic and diluted earnings per share	$0.13	$0.11	$0.28	$0.22

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Six months ended June 30, 2010 and 2009

(in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Unearned ESOP Shares	Total

Balance at January 1, 2009	$48	$21,235	$770	$26,108	$383	$(774)	$(1,628)	$46,142
Comprehensive income:
Net income	—	—	—	992	—	—	—	992
Other comprehensive income:
Net change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	134	—	—	134
Net change in unrealized gain on derivative instrument, net of tax effect	—	—	—	—	58	—	—	58
Total comprehensive income								1,184
Treasury shares purchased, 22,500 shares	—	—	—	—	—	(131)	—	(131)
ESOP shares earned, 4,522 shares	—	(23)	—	—	—	—	45	22

Balance at June 30, 2009	$48	$21,212	$770	$27,100	$575	$(905)	$(1,583)	$47,217

Balance at January 1, 2010	$48	$21,188	$770	$28,620	$1,817	$(1,033)	$(1,538)	$49,872
Comprehensive income:
Net income	—	—	—	1,238	—	—	—	1,238
Other comprehensive income (loss):
Net change in unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	112	—	—	112
Net change in unrealized gain (loss) on derivative instruments, net of tax effect	—	—	—	—	(1,065)	—	—	(1,065)
Total comprehensive income								285
Treasury shares purchased, 21,600 shares	—	—	—	—	—	(111)	—	(111)
ESOP shares earned, 4,522 shares	—	(18)	—	—	—	—	46	28

Balance at June 30, 2010	$48	$21,170	$770	$29,858	$864	$(1,144)	$(1,492)	$50,074

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$1,238	$992
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	354	395
Provision for loan losses	1,664	258
Net gains on securities	(843)	(631)
Net gains on sales of loans	(221)	(502)
Originations of loans held for sale	(14,534)	(34,526)
Proceeds from sales of loans held for sale	14,624	31,524
Recognition of mortgage servicing rights	(48)	(137)
Amortization of mortgage servicing rights	36	82
Net change in loan servicing rights valuation allowance	28	(7)
Net gains on sales of other real estate owned	(8)	(23)
Write down of other real estate owned	37	94
Earnings on life insurance, net	(174)	(153)
Amortization of intangible assets	139	178
ESOP compensation expense	28	22
Amortization of issuance costs of unsecured borrowings	32	23
Change in assets and liabilities:
Accrued interest receivable and other assets	604	233
Accrued interest payable and other liabilities	(26)	482

Net cash from operating activities	2,930	(1,696)

Cash flows from investing activities
Net change in loans	(32,643)	(28,245)
Proceeds from sales of other real estate owned	549	449
Proceeds from maturities, calls and principal repayments of securities available for sale	17,350	15,801
Proceeds from sales of securities available for sale	31,718	23,611
Purchases of securities available for sale	(50,200)	(29,612)
Premises and equipment expenditures, net	(270)	(164)
Bank owned life insurance death benefits	5	—

Net cash from investing activities	(33,491)	(18,160)

Cash flows from financing activities
Net change in deposits	21,397	22,531
Net change in FHLB advances	26,173	(20,563)
Proceeds from issuance of unsecured borrowing, net of issuance costs	—	4,797
Net change in Federal Reserve Bank discount window borrowings	(16,675)	14,342
Purchase of treasury stock	(111)	(131)

Net cash from financing activities	30,784	20,976

Net change in cash and cash equivalents	223	1,120

Cash and cash equivalents at beginning of period	6,000	5,628

Cash and cash equivalents at end of period	$6,223	$6,748

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$3,739	$4,224
Income taxes paid	440	45
Supplemental noncash disclosures:
Transfers from loans receivable to other real estate owned	$377	$77

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

The results for the six-month period ended June 30, 2010 may not indicate the results to be expected for the full year ending December 31, 2010.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards:

FASB ASC 310

In April 2010, the FASB issued an update (ASU No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset) impacting FASB ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under the amendments, modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. This update was effective for the Company for the interim reporting period beginning after June 15, 2010. The adoption of this update did not have a material impact on the Company’s consolidated financial condition or results of operations.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS - continued

FASB ASC 820-10

In July 2010, the FASB issued an update (ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses). This update requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The amendments that require disclosures as of the end of a reporting period are effective for the periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for the periods beginning on or after December 15, 2010. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common share equivalents (-0- for the three and six months ended June 30, 2010 and 2009). Diluted earnings per common share is equal to basic earnings per common share for the periods ended June 30, 2010 and 2009, as there were no potentially dilutive common shares for the three and six months ended June 30, 2010 and 2009. The factors used in the earnings per common share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic
Net income	$568	$502	$1,238	$992

Weighted average common shares outstanding	4,587,570	4,635,663	4,589,374	4,638,439
Less: Average unallocated ESOP shares	(150,368)	(159,413)	(151,498)	(160,543)

Average shares	4,437,202	4,476,250	4,437,876	4,477,896

Basic earnings per common share	$0.13	$0.11	$0.28	$0.22

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

June 30, 2010

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. federal agency	$28,959	$372	$—	$29,331
State and municipal	31,902	898	(93)	32,707
Mortgage-backed securities - residential	21,181	1,034	(14)	22,201
Government agency sponsored collateralized mortgage obligations	13,971	366	—	14,337
Privately held collateralized mortgage obligations	5,392	272	—	5,664

Total	$101,405	$2,942	$(107)	$104,240

December 31, 2009

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. federal agency	$13,112	$19	$(159)	$12,972
State and municipal	24,761	597	(94)	25,264
Mortgage-backed securities - residential	29,732	1,350	—	31,082
Government agency sponsored collateralized mortgage obligations	17,718	456	(26)	18,148
Privately held collateralized mortgage obligations	9,114	398	(18)	9,494
Corporate debt securities	4,993	165	(23)	5,135

Total	$99,430	$2,985	$(320)	$102,095

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE - continued

Securities with unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

June 30, 2010	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$6,258	$(93)	$—	$—	$6,258	$(93)
Mortgage-backed securities - residential	1,020	(14)	—	—	1,020	(14)

Total temporarily impaired	$7,278	$(107)	$—	$—	$7,278	$(107)

December 31, 2009	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. federal agency	$10,582	$(159)	$—	$—	$10,582	$(159)
State and municipal	5,496	(67)	678	(27)	6,174	(94)
Government agency sponsored collateralized mortgage obligations	2,620	(26)	—	—	2,620	(26)
Privately held collateralized mortgage obligations	1,236	(1)	286	(17)	1,522	(18)
Corporate debt securities	—	—	962	(23)	962	(23)

Total temporarily impaired	$19,934	$(253)	$1,926	$(67)	$21,860	$(320)

At June 20, 2010, the Company held 13 investments in debt securities which were in an unrealized loss position of which 13 were in an unrealized loss position for less than twelve months and none were in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for potential other-than-temporary impairment, relying primarily on industry analyst reports and observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted declines in fair value are considered temporary and due only to normal market interest rate fluctuations. The Company does not intend to sell the securities and is not more likely than not to be required to sell these debt securities before their anticipated recovery.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE - continued

Sales of securities available for sale for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Proceeds	$8,824	$18,875	$31,718	$23,611
Gross gains	60	513	900	648
Gross losses	(11)	(16)	(28)	(16)

Proceeds from calls of securities available for sale during the three months ended June 30, 2010 and 2009 were $6,595 and $2,765, with gross gains of $2 and $1 and gross losses of $16 and $3, respectively.

Proceeds from calls of securities available for sale during the six months ended June 30, 2010 and 2009 were $9,029 and $5,315 with gross gains of $2 and $1 and gross losses of $31 and $2.

The amortized cost and fair value of debt securities at June 30, 2010 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations (“CMOs”), are shown separately.

	Amortized Cost	Fair Value

Due in one year or less	$—	$—
Due from one to five years	13,387	13,616
Due from five to ten years	19,273	19,543
Due after ten years	28,201	28,879

Subtotal	60,861	62,038
Mortgage-backed securities and CMOs	40,544	42,202

Total	$101,405	$104,240

Securities pledged at June 30, 2010 and December 31, 2009 had a carrying amount of approximately $56,990 and $70,561 and were pledged to secure public deposits, FHLB advances, short-term borrowings through the Federal Reserve Discount Window and cash flow hedges.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS

Loans at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009

Commercial	$18,360	$18,122
Real Estate:
One- to four-family	64,893	70,126
Five or more family	9,944	6,743
Commercial	81,440	75,506
Construction	3,613	5,420
Land	11,320	11,753
Mortgage warehouse	76,735	43,765
Home equity	14,755	15,704
Automobile and other	10,037	11,790

Subtotal	291,097	258,929
Less: Net deferred loan (fees) costs	131	122
Allowance for loan losses	(4,351)	(2,776)

Loans, net	$286,877	$256,275

During the month of May 2009, a mortgage warehouse lending division was established at the Bank. This division has approved specific mortgage companies through which individual mortgage loans are originated by the mortgage company and funded by the Bank as a secured borrowing with pledge of collateral under the Bank’s agreement with the mortgage company. The individual mortgage loans are held between the time of origination and subsequent repurchase by the mortgage company for sale of the loan into the secondary market. Each individual mortgage is assigned to the Bank until the loan is repurchased and sold to the secondary market by the mortgage company. Also, the Bank takes possession of each original note and forwards such note to the end investor once the mortgage company has sold the loan. The individual loans are typically sold by the mortgage company within 30 days of origination and are seldom held more than 90 days. Interest income is accrued by the Bank during this period and fee income for each loan sold is collected when the sale has been completed. As of June 30, 2010 and 2009, the Bank had repurchase agreements with 10 and 7 mortgage companies, respectively. For the six months ended June 30, 2010 and 2009, the mortgage companies originated $984,119 and $126,038 in mortgage loans and sold $951,301 and $93,278 in mortgage loans. The Bank recorded interest income of $931 and $221, mortgage warehouse loan fees of $193 and $59, and wire transfer fees of $66 and $12 for the three months ended June 30, 2010 and 2009. For the six months ended June 30, 2010 and 2009, the Bank recorded interest income of $1,536 and $221, mortgage warehouse loan fees of $315 and $59, and wire transfer fees of $103 and $12.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS - continued

Activity in the allowance for loan losses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Beginning balance	$3,659	$2,483	$2,776	$2,512
Provision for loan losses	755	209	1,664	258
Loans charged-off	(67)	(95)	(104)	(193)
Recoveries	4	13	15	33

Ending balance	$4,351	$2,610	$4,351	$2,610

Individually impaired loans at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009

Loans with no allocated allowance for loan losses	$1,077	$3,067
Loans with allocated allowance for loan losses	4,707	4,397

Total	$5,784	$7,464

Amount of the allowance for loan losses allocated to impaired loans	$2,025	$614

Nonperforming loans at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009

Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	6,219	7,716

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

(in thousands, except share and per share data)

NOTE 5 – LOANS - continued

Purchased Loans

The Company purchased loans during 2007, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of those loans is as follows:

	June 30, 2010	December 31, 2009

Commercial	$79	$93
Commercial real estate	979	1,000
Home equity	14	16
One- to four-family	169	170

Outstanding balance	$1,241	$1,279

Carrying amount, net of allowance of $0	$1,049	$797

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Beginning balance	$14	$62	$28	$78
Reclassification from non-accretable yield	283	16	289	62
Accretion of income	(26)	(34)	(46)	(96)

Ending balance	$271	$44	$271	$44

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial asset:

Investment Securities Available for Sale: The fair values for investment securities available for sale are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

Mortgage Servicing Rights: The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income (Level 2). Fair value at June 30, 2010 was determined using a discount rate of 9.0%, prepayment speeds ranging from 12.8% to 24.8%, depending on the stratification of the specific right, and a weighted average default rate of approximately 0.5%. Fair value at December 31, 2009 was determined using a discount rate of 9.0%, prepayment speeds ranging from 11.1% to 22.7%, depending on the stratification of the specific right, and a weighted average default rate of approximately 0.5%.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2010
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available for sale
U.S. federal agency	$29,331	$—	$29,331	$—
State and municipal	32,707	—	32,707	—
Mortgage-backed securities-residential	22,201	—	22,201	—
Government agency sponsored collateralized mortgage obligations	14,337	—	14,337	—
Privately held collateralized mortgage obligations	5,664	—	5,664	—

Total investment securities available-for-sale	$104,240	$—	$104,240	$—

Loans held for sale	$1,112	$—	$1,112	$—
Derivatives – residential mortgage loan commitments	33	—	33	—

Financial Liabilities
Derivatives – interest rate swaps	$(1,525)	$—	$(1,525)	$—

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

Loans held for sale were carried at the fair value of $1,112, which was made up of the outstanding balance of $1,095, net of a valuation of $17 at June 30, 2010, resulting in income of $3 for the three and six months ended June 30, 2010. At December 31, 2009, loans held for sale were carried at the fair value of $981, which was made up of the outstanding balance of $967, net of a valuation of $14 at December 31, 2009, resulting in income of $14 for the year ending December 31, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2010
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,682	$—	$—	$2,682
Mortgage servicing rights	327	—	327	—

		Fair Value Measurements at December 31, 2009
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,783	$—	$—	$3,783
Other real estate owned, net	230	—	—	230
Mortgage servicing rights	318	—	318	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had an outstanding amount of $4,707, with a valuation allowance of $2,025 at June 30, 2010, resulting in an additional provision for loan losses of $631 and $1,431 for the three and six months ended June 30, 2010. At December 31, 2009, impaired loans had an outstanding amount of $4,397, with a valuation allowance of $614, resulting in an additional provision for loan losses of $323 for the year ending December 31, 2009.

Other real estate owned, which is measured at the lower of cost or fair value less costs to sell, had a net carrying amount of $230, which was made up of the outstanding balance of $308, net of a valuation allowance of $78 at December 31, 2009, resulting in a write-down of $78 for the year ending December 31, 2009.

Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $327, which was made up of the outstanding balance of $405, net of a valuation allowance of $78 at June 30, 2010, resulting in a charge of $25 and $28 for the three and six months ended June 30, 2010. At December 31, 2009, mortgage servicing rights were carried at their fair value of $318, which was made up of the outstanding balance of $368, net of a valuation allowance of $50, resulting in a charge of $8 for the year ending December 31, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments, at June 30, 2010 and December 31, 2009 are as follows:

	Carrying Amount	Fair Value
June 30, 2010

Financial assets
Cash and due from financial institutions	$6,223	$6,223
Securities available-for-sale	104,240	104,240
Federal Home Loan Bank stock	4,206	N/A
Loans held for sale	1,112	1,112
Loans, net	286,877	292,034
Accrued interest receivable	1,324	1,324

Financial liabilities
Deposits	$(294,805)	$(291,331)
Federal Home Loan Bank advances	(78,946)	(80,470)
Subordinated debentures	(5,155)	(4,778)
FDIC guaranteed unsecured borrowings	(4,884)	(5,202)
Accrued interest payable	(363)	(363)
Derivatives – interest rate swaps	(1,525)	(1,525)

	Carrying Amount	Fair Value
December 31, 2009

Financial assets
Cash and due from financial institutions	$6,000	$6,000
Securities available-for-sale	102,095	102,095
Federal Home Loan Bank stock	4,206	N/A
Loans held for sale	981	981
Loans, net	256,275	260,311
Accrued interest receivable	1,650	1,650
Derivatives – interest rate swaps	88	88

Financial liabilities
Deposits	$(273,408)	$(263,933)
Federal Home Loan Bank advances	(52,773)	(54,547)
Subordinated debentures	(5,155)	(4,360)
FDIC guaranteed unsecured borrowings	(4,852)	(5,152)
Federal Reserve Bank discount window borrowings	(16,675)	(16,675)
Accrued interest payable	(396)	(396)

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with notional amounts of $30.25 million and $15.25 million as of June 30, 2010 and December 31, 2009, were designated as cash flow hedges of subordinated debentures, future FHLB advances and certain CDARS deposits and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other liabilities with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or the Company discontinues hedge accounting. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. The Company does not expect any amounts to be reclassed from other comprehensive income (loss) over the next twelve months.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 7 – DERIVATIVES - continued

Information related to the interest-rate swaps designated as cash flow hedges as of June 30, 2010 is as follows:

Subordinated debentures
Notional amount	$5,000
Fixed interest rate payable	5.54%
Variable interest rate receivable (Three month LIBOR plus 3.10%)	3.64%
Maturity date	March 26, 2014

Unrealized losses	(162)
CDARS deposits
Notional amount	$10,250
Fixed interest rate payable	3.19%
Variable interest rate receivable (One month LIBOR plus 0.55%)	0.90%
Maturity date	October 9, 2014
Unrealized losses	(422)

FHLB advance
Notional amount	$5,000
Maturity date	September 20, 2015
Unrealized losses	(288)

FHLB advance
Notional amount	$10,000
Maturity date	July 19, 2016
Unrealized losses	(653)

Interest income (expense) recorded on these swap transactions totaled $(86) and $(175) for the three and six months ended June 30, 2010 and is reported as a component of interest expense on subordinated debentures and deposits.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 7 – DERIVATIVES - continued

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income and Comprehensive Income relating to the cash flow derivative instruments for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010
	Net amount of gain (loss) recognized in OCI (Effective Portion)	Net amount of gain (loss) reclassified from OCI to interest income	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion)
Interest rate contracts	$(790)	$—	$—

	Three Months Ended June 30, 2009
	Net amount of gain (loss) recognized in OCI (Effective Portion)	Net amount of gain (loss) reclassified from OCI to interest income	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion)
Interest rate contracts	$58	$—	$—

	Six Months Ended June 30, 2010
	Net amount of gain (loss) recognized in OCI (Effective Portion)	Net amount of gain (loss) reclassified from OCI to interest income	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion)
Interest rate contracts	$(1,065)	$—	$—

	Six Months Ended June 30, 2009
	Net amount of gain (loss) recognized in OCI (Effective Portion)	Net amount of gain (loss) reclassified from OCI to interest income	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion)
Interest rate contracts	$58	$—	$—

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

The following table reflects the cash flow hedges included in the Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate swaps related to Subordinated debentures	$(5,000)	$(162)	$(5,000)	$34
CDARS deposits	(10,250)	(422)	(10,250)	54
FHLB advances	(15,000)	(941)	—	—

Total included in other assets (liabilities)	$(30,250)	$(1,525)	$(15,250)	$88

The counterparty to the Company’s derivatives is exposed to credit risk whenever the derivative is in a liability position. As a result, the Company has collateralized the liability with cash and security collateral held in safekeeping by Bank of New York. At June 30, 2010 and December 31, 2009, the Company had $100 in cash and securities with a fair value of $1,196 and $251, respectively, posted as collateral for these derivatives.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of the Company and certain subsidiaries are detailed in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•	changes in prevailing real estate values and loan demand both nationally and within our current and future market area;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the amount of assessments and premiums we are required to pay for FDIC deposit insurance;

•	legislative or regulatory changes that affect our business including the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its impact on our compliance costs;

•	our ability to successfully manage our commercial lending;

•	the financial health of certain entities, including government sponsored enterprises, the securities of which are owned or acquired by the Company;

•	adverse changes in the securities market;

•	the costs, effects and outcomes of existing or future litigation;

•	the economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks;

•	the success of our mortgage warehouse lending program including the impact of the Dodd-Frank Act on the mortgage companies; and

•	the ability of the Company to manage the risks associated with the foregoing factors as well as anticipated risk factors.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

General: Total assets increased $32.6 million, or 8.0%, to $438.5 million at June 30, 2010 from $405.8 million at December 31, 2009. The increase was primarily due to an increase in net loans of $30.6 million, primarily attributable to the increase in mortgage warehouse loans. This increase in assets was funded through an increase in total deposits of $21.4 million as well as an increase in FHLB of Indianapolis advances of $26.2 million partially offset by a decrease in Federal Reserve discount window borrowings of $16.7 million.

Investment Securities: Total securities available for sale increased $2.1 million, or 2.1%, to $104.2 million at June 30, 2010 from $102.1 million at December 31, 2009 primarily due to an increase in deposits. We have continued to increase the percentage of government agency and tax exempt securities owned and have reduced the mortgage backed and CMO securities, as well as eliminated the corporate bond exposure when compared to December 31, 2009.

As of June 30, 2010, management reviewed the securities portfolio for possible other-than-temporary impairment and determined there were no impairment charges to be recorded. At June 30, 2010, the total available for sale securities portfolio reflected a net unrealized gain of $2.8 million compared to a net unrealized gain of $2.7 million at December 31, 2009.

Loans Held for Sale: There was no material change in the balance of loans held for sale at June 30, 2010 compared to December 31, 2009.

Net Loans: Net loans increased $30.6 million, or 11.9%, to $286.9 million at June 30, 2010 compared to $256.3 million at December 31, 2009. This increase is primarily attributable to an increase in mortgage warehouse loans and to a lesser degree commercial real estate and five or more family residential loans. We experienced a decrease in one-to-four-family residential loans, attributable to continued refinance activity and also because we are selling the majority of the loans we originate into the secondary market. We also saw a decrease in commercial construction loans compared to the previous year-end due to a slow demand as well as one loan converting to permanent financing.

There was no material change in the balance of commercial business and land loans at June 30, 2010 compared to December 31, 2009. We expect this type of loan activity to remain slow in the near future primarily due to the overall national and local economic concerns. Due to the increased risk associated with commercial business loans, management revised the Bank’s loan policy during the second quarter of 2010 increasing the required debt service coverage ratio for loans secured by equipment, accounts receivable and inventory.

Commercial real estate loans increased $5.9 million, or 7.9%, to $81.4 million at June 30, 2010 compared to $75.5 million at December 31, 2009. This increase was primarily due to the conversion of a commercial construction loan totaling $4.8 million to permanent financing for a complex housing a hotel and medical office in Michigan City, Indiana.

Total construction loans decreased $1.8 million, or 33.3%, to $3.6 million at June 30, 2010 compared to $5.4 million at December 31, 2009. This decrease is primarily due to the conversion of the previously mentioned commercial construction loan to permanent financing. At December 31, 2009 the balance on this construction loan was $1.8 million. At June 30, 2010, unused commitments on construction loans totaled $7.5 million.

Mortgage warehouse loans increased $33.0 million, to $76.7 million at June 30, 2010 compared to $43.8 million at December 31, 2009. This increase is primarily due to the increased activity in residential mortgages with mortgage companies outside of our local market. The continued increase in demand from the mortgage companies is primarily attributable to the low level of interest rates and the continued refinance activity on the east and west coasts, as well as the tax credit that was available for new home purchases in the second quarter of 2010.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

One-to-four-family residential loans decreased $5.2 million, or 7.5%, to $64.9 million at June 30, 2010 compared to $70.1 million at December 31, 2009, primarily attributable to refinance activity along with repayment activity. We continue to sell the majority of the one-to-four-family residential loans that we originate.

There was an increase in five or more family residential loans of $3.2 million, or 47.5%, to $9.9 million at June 30, 2010 compared to $6.7 million at December 31, 2009, primarily due to a $3.1 million loan for an existing apartment complex in South Bend, Indiana. We have seen an increase in the demand for these loans, primarily attributable to the increased demand for this type of housing.

Consumer and home equity loans, including indirect automobile loans, decreased $2.7 million, or 9.8%, to $24.8 million at June 30, 2010 compared to $27.5 million at December 31, 2009. There was a decrease of $668,000 in home equity lines of credit, as well as a decrease in indirect automobile loans of $829,000 and a decrease of $877,000 in fixed consumer loans. The demand for all consumer and home equity lending continues to decrease due to the current economic conditions and the continued decline in home values.

The allowance for loan losses increased $1.6 million, or 56.7%, to $4.4 million at June 30, 2010 compared to $2.8 million at December 31, 2009. The allowance for loan losses to total loans ratio was 1.49% at June 30, 2010 compared to 1.13% at December 31, 2009. The increase is due to an increase in the provision of $755,000 allocated in the second quarter of 2010 as well as a provision of $909,000 in the first quarter of 2010. The increase in the provision for the second quarter of 2010 was partially attributable to one commercial loan relationship consisting of one commercial real estate loan in the amount of $350,000 with a 50% SBA guarantee as well as a commercial business loan in the amount of $400,000 secured by equipment, accounts receivable and inventory. These loans were placed into nonperforming status at the end of the first quarter of 2010 due to cash flow concerns although still performing at that time. At that time a potential sale of the business was in negotiation. In the second quarter of 2010 the business closed and negotiations for the sale of the business ceased, which led to an increase in the specific reserve of $475,000 assigned to this relationship from March 31, 2010. The balance of this relationship after the specific reserve is now $209,000. There was also an increase in the reserve due to the increase in the outstanding balance of mortgage warehouse loans.

Total nonperforming loans to total loans ratio was 2.14% as of June 30, 2010 compared to 2.98% at December 31, 2009 decreasing $1.5 million, primarily due to the $1.0 million in insurance proceeds received and applied to one nonperforming loan during the first quarter of 2010. Nonperforming loans totaled $6.2 million as of June 30, 2010 down from $7.7 million as of December 31, 2009. As of June 30, 2010, nonaccrual loans to wholesale chemical manufacturing companies totaled $2.2 million, to construction contractors totaled $750,000, to entertainment and recreation business totaled $729,000, to construction and land developers totaled $408,000, restaurants totaled $219,000, and all other commercial industry types totaled $411,000. One-to–four-family residential loans on nonaccrual totaled $694,000 as of June 30, 2010. Home equity loans on non-accrual totaled $388,000 and all other consumer and land loans on non-accrual totaled $462,000.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Nonperforming Assets: The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One- to four- family (1)	$694	$1,059
Five or more family	—	—
Commercial	3,028	3,854
Construction	1,266	858
Land	458	1,169

Total real estate	$5,446	$6,940
Consumer and other loans:
Home equity (2)	388	392
Commercial	381	381
Automobile and other	4	3

Total consumer and other loans	773	776

Total nonaccrual loans	$6,219	$7,716

Troubled debt restructured
Commercial real estate	$—	$—

Total troubled debt restructured	$—	$—

Loans greater than 90 days delinquent and still accruing:
Real estate:
One- to four- family	$—	$—
Five or more family	—	—
Commercial	—	—
Construction	—	—
Land	—	—

Total real estate	$—	$—

Consumer and other loans:
Home equity	—	—
Commercial	—	—
Automobile and other	—	—

Total consumer and other loans	$—	$—

Total nonperforming loans	$6,219	$7,716

Foreclosed assets:
One- to four- family	$199	$399
Five or more family	—	—
Commerical	154	155
Construction	—	—
Land	—	—
Consumer	—	—
Business assets	—	—

Total foreclosed assets	$353	$554

Total nonperforming assets	$6,572	$8,270

Ratios:
Nonperforming loans to total loans	2.14%	2.98%
Nonperforming assets to total assets	1.50%	2.04%

(1)	$118 and $120 of the nonaccrual one- to four- family loans at June 30, 2010 and December 31, 2009, respectively, were loans acquired with credit deterioration from the acquisition of City Savings Bank.
(2)	$14 and $16 of the nonaccrual home equity loans at June 30, 2010 and December 31, 2009, respectively, were loans acquired with credit deterioration from the acquisition of City Savings Bank.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Real Estate Owned: Other real estate owned decreased $201,000, or 36.3%, to $353,000 at June 30, 2010 compared to $554,000 at December 31, 2009, primarily due to the sale of one of the properties. At June 30, 2010, the Company held four properties in other real estate owned, of which three are one-to-four-family residential homes and one is a commercial car wash facility.

Goodwill and Other Intangible Assets: The Company’s goodwill totaled $8.4 million at June 30, 2010 and at December 31, 2009. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The annual impairment review of the $8.4 million of goodwill previously recorded was performed in the fourth quarter of 2009. As a result of the impairment testing performed, no impairment charge was recorded by the Company.

The Company’s stock price has increased from the previous analysis and earnings have continued to increase therefore, management determined that an updated analysis from an independent third party as of the end of the second quarter was not necessary at this time. A full independent review will be done to test the goodwill for impairment annually unless circumstances indicate an updated review is necessary. As the Company’s stock price per common share is currently less than its book value per common share, it is reasonably possible that management may conclude that goodwill, totaling $8.4 million at June 30, 2010, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

Deposits: Total deposits increased $21.4 million, or 7.8%, to $294.8 million at June 30, 2010 compared to $273.4 million at December 31, 2009, primarily attributable to an increase in money market accounts of $20.4 million, of which approximately $14.5 million came from public fund accounts. The increase in money market accounts was used to help fund the increase in mortgage warehouse loans. There was an increase in other savings and interest checking accounts of $2.1 million, in addition to an increase in non-interest bearing checking accounts of $1.6 million. We have continued to see an increase in both retail and commercial accounts in the majority of our markets served. These increases were partially offset by a decrease in certificates of deposit and IRAs less than $100,000 of $2.2 million, primarily attributable to the competitive interest rates being offered at other local financial institutions.

Borrowed Funds: Federal Home Loan Bank of Indianapolis (“FHLBI”) borrowings increased $26.2 million, or 49.6%, to $78.9 million at June 30, 2010 compared to $52.8 million at December 31, 2009, primarily used to partially fund the increase in the mortgage warehouse loans. The increase in FHLBI borrowings was partially offset by a decrease of $16.7 million in overnight borrowings at the Federal Reserve discount window at June 30, 2010 compared to December 31, 2009. We started utilizing the Federal Reserve discount window in addition to the FHLBI in the first quarter of 2009 when they announced that they were opening up the availability to borrow to all financial institutions and not only on a “lender of last resort” basis as they had in the past. The cost of funding was also lower than borrowings at the FHLBI at that time. During the second quarter of 2010, the Federal Reserve announced that they would be returning to their original intent of “lender of last resort” and therefore we increased our borrowings at the FHLBI.

Total Shareholders’ Equity: Total shareholders’ equity increased $202,000, or less than 1%, to $50.1 million at June 30, 2010 compared to $49.9 million at December 31, 2009, due to an increase in retained earnings of $1.2 million offset by a decrease in other comprehensive income (loss) of $953,000. The unrealized gain on securities available for sale increased $112,000 over the same time period primarily due to the changes in the fair values on such securities held in the Company’s available-for-sale investment portfolio. There was a decrease of $1.1 million in other comprehensive income (loss) related to the interest rate swaps the Company has entered into as of June 30, 2010 compared to December 31, 2009, primarily attributable to the continued decline in interest rates and the impact this has on the fair value of these swaps. The interest rate swaps are tested monthly by an independent third party for effectiveness and at June 30, 2010 all of the interest rate swaps were effective.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Comparison of Operating Results For Three Month Period Ended June 30, 2010 and June 30, 2009

Net Income: Net income increased $66,000, or 13.2%, to $568,000 for the three months ended June 30, 2010 compared to $502,000 for the three months ended June 30, 2009. This increase is primarily due to an increase in net interest income and fees attributable to the new mortgage warehouse division. The increase was partially offset by an increase in the provision for loan losses of $546,000 in the second quarter of 2010 compared to the same prior year period. The prior year period also reflected gains on sales of securities of $495,000 compared to $35,000 in gains on the sale of securities in the current period. There was also a decrease in noninterest expense in the current quarter of $436,000 compared to the prior year period attributable to a FHLBI advance prepayment penalty and a special FDIC assessment, both in the prior year period.

Net Interest Income: Net interest income increased $620,000, or 24.6%, to $3.1 million for the three months ended June 30, 2010 compared to $2.5 million for the three months ended June 30, 2009. The increase is primarily due to an increase in the annualized net interest spread of 41 basis points, to 3.03%, for the second quarter of 2010 compared to 2.62% for the same prior year period. This increase in the net interest spread reflects a decrease in the annualized average cost of interest-bearing liabilities of 54 basis points, partially offset by a decrease in the annualized average yield on interest-earning assets of 13 basis points. The decrease in the annualized average yield on interest-earning assets was minimized due to the addition of the mortgage warehouse loans at an annualized average yield of 6.99% compared to the overall average yield of the total loan portfolio of 6.13% as of June 30, 2010.

Interest and Dividend Income: Interest and dividend income increased $354,000, or 7.6%, for the three month period ending June 30, 2010 compared to the same prior year period, primarily due to an increase in the average total interest-earning assets of $35.2 million, primarily due to the increase in mortgage warehouse loans. The mortgage warehouse program originated in May of 2009 and therefore is not fully reflected in the prior year period’s average assets. Partially offsetting the increase in interest and dividend income is a decrease in the annualized average yield on interest-earning assets of 13 basis points, due to the continued decline in interest rates and the impact this has had, particularly on the securities portfolio.

Interest income on loans, including fees, increased $551,000, or 15.9%, for the three month period ending June 30, 2010 compared to the same prior year period. This increase is primarily due to an increase in the average loan balances of $28.1 million attributable to the increase in the mortgage warehouse loans. The annualized average yield on loans increased 21 basis points in the second quarter of 2010 compared to the same prior year period, also attributable to the increase in the mortgage warehouse loans.

Interest income from taxable securities decreased $362,000, or 35.0%, for the three months ended June 30, 2010 compared to the same prior year period, primarily due to a decrease in the average balance of taxable securities of $11.8 million. The annualized average yield on taxable securities also decreased 114 basis points which also contributed to the decrease in interest income. The decrease in the interest income from taxable securities was partially offset by an increase in tax exempt securities over the same time period of $17.4 million resulting in an increase in interest income of $167,000. The company has restructured the securities portfolio over the last several quarters in order to take advantage of the tax benefit on the municipal securities.

There was no material change in the dividend income from Federal Home Loan Bank of Indianapolis (FHLBI) stock in the three months ended June 30, 2010 compared to the same prior year period.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the three months ended June 30, 2010 and June 30, 2009. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended June 30,
	2010			2009
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Loans	$262,102	$4,015	6.13%	$233,964	$3,464	5.92%
Taxable securities	80,872	673	3.33%	92,667	1,035	4.47%
Tax exempt securities	27,713	278	4.01%	10,268	111	4.32%
Federal Home Loan Bank of Indianapolis stock	4,206	21	2.00%	4,206	23	2.19%
Federal funds sold and other interest-bearing deposits	2,869	1	0.14%	1,470	1	0.27%

Total interest earning assets	377,762	4,988	5.28%	342,575	4,634	5.41%
Non-interest earning assets	40,246			41,794

Total assets	$418,008			$384,369

Savings deposits	$45,717	12	0.10%	$44,040	12	0.11%
Money market and NOW accounts	71,414	162	0.91%	40,074	81	0.81%
CDs and IRAs	145,015	991	2.73%	139,893	1,155	3.30%

Total interest-bearing deposits	262,146	1,165	1.78%	224,007	1,248	2.23%
FHLB advances	53,064	556	4.19%	63,872	743	4.65%
Subordinated debentures	5,155	70	5.43%	5,155	68	5.28%
FDIC guaranteed unsecured borrowing	4,875	51	4.18%	4,810	50	4.16%
Federal Reserve Bank discount window borrowings	3,759	7	0.74%	4,920	6	0.49%

Total interest-bearing liabilities	328,999	1,849	2.25%	302,764	2,115	2.79%

Non-interest bearing deposits	35,643			30,705
Other liabilities	3,434			3,354

Total liabilities	368,076			336,823
Shareholders’ equity	49,932			47,546

Total liabilities & shareholders’ equity	$418,008			$384,369

Net interest income		$3,139			$2,519

Net interest rate spread			3.03%			2.62%
Net interest margin			3.32%			2.94%

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest Expense: Interest expense decreased $266,000, or 12.6%, for the three months ended June 30, 2010 compared to the same prior year period. The decrease is primarily attributable to a decrease in the annualized average cost of interest-bearing liabilities of 54 basis points to 2.25% for the three months ended June 30, 2010 from 2.79% for the same prior year period. The decrease is primarily due to a decrease in the interest rates paid on new and maturing certificates of deposit and IRA time deposits as well as a decrease in the annualized average cost of FHLBI advances compared to the same prior year period.

The annualized average cost of interest-bearing deposits decreased 45 basis points to 1.78% for the three months ended June 30, 2010 compared to 2.23% for the same prior year period, primarily due to the continued decrease in the annualized average cost of certificates of deposit and IRA time deposits of 57 basis points. The annualized average cost of savings deposits remained flat and the cost of money market and NOW accounts increased 10 basis points over the same time period. The company has continued to offer a competitive interest rate on money market accounts in order to attract relatively low cost funds to help fund its mortgage warehouse division.

Interest expense on FHLBI advances decreased $187,000, or 25.2%, for the three months ended June 30, 2010 compared to the same prior year period. This decrease is primarily due to the decrease in the average balance of $10.8 million as well as a decrease in the annualized average cost of 46 basis points. Management expects the average cost of FHLBI advances to continue to decrease in 2010 due to $15.0 million in advances maturing in the next six months at an average cost of 6.04%. On February 3, 2010, the Company entered into two forward interest rate swap contracts against the $15.0 million in advances, in order to address the concern of rising interest rates and in order to lock in interest rates for a longer time period. There was no material change in the interest expense on the subordinated debentures, the FDIC guaranteed unsecured debt or the interest expense on the Federal Reserve discount window borrowings.

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $755,000 for the second quarter of 2010 compared to $209,000 for the same prior year period. Net charge-offs for the 2010 and 2009 periods were $63,000 and $83,000, respectively.

The increase in the provision for the second quarter of 2010 was partially attributable to one commercial loan relationship consisting of one commercial real estate loan in the amount of $350,000 with a 50% SBA guarantee as well as a commercial business loan in the amount of $400,000 secured by inventory, accounts receivable and equipment. During the second quarter of 2010 negotiations for the sale of the business ceased and the business subsequently closed, which led to an increase in the specific reserve of $475,000 assigned to this relationship from March 31, 2010. The balance of this relationship after the specific reserve and SBA 50% guarantee is now $209,000. The provision for the mortgage warehouse loans also increased in the second quarter of 2010, due to the increase in the loan balances compared to the previous quarter.

One of the factors management considers when evaluating the allowance for loan losses is the historical loan loss experience. Given the existing overall economic concerns, we elected to rely on more recent loan loss experience to establish the minimum reserve ratios for the general loan pools.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Income: Noninterest income decreased $401,000, or 30.8%, to $900,000 for the three months ended June 30, 2010 compared to $1.3 million for the same prior year period. This decrease is primarily attributable to a $460,000 decrease in net gains on securities as well as a decrease in net gains on mortgage banking activities of $176,000. We have seen a decrease in the refinance activity for one-to-four-family residential loans locally compared to the prior year period, which was anticipated due to the length of time interest rates have remained at historically low levels, and do not anticipate a significant increase in the near future. Service charge income on deposit accounts decreased $11,000, or 5.2%, in the second quarter 2010, primarily attributable to a decrease in overdraft charges of $15,000. We anticipate a continued decrease in these charges due to the impact of new regulations. Trust fees decreased $33,000 attributable to the closure of the trust department in 2010.

Partially offsetting these decreases in noninterest income was an increase in ATM and debit card fees of $19,000 due to increased activity. Mortgage warehouse loan fees and wire transfer fees increased a total of $188,000 in the second quarter of 2010 compared to the same prior year period since the department was started in May of 2009 and activity has substantially increased since that time.

Noninterest Expense: Noninterest expense decreased $436,000, or 14.3%, to $2.6 million for the three months ended June 30, 2010 compared to $3.1 million for the same prior year period. This decrease is primarily due to the $427,000 prepayment penalty fee assessed to retire the FHLB advance in the prior year period as well as a decrease in FDIC insurance of $193,000. In the prior year period there was also a special assessment of 5 basis points on total assets less Tier 1 Capital as of June 30, 2009. The special assessment resulted in an expense of $176,000 in the second quarter of 2009 which was not applicable in the current period.

Partially offsetting these decreases in noninterest expense was an increase in salaries and employee benefits of $222,000, or 18.9%, primarily attributable to the termination in the prior year period of one of the Bank’s post retirement life insurance benefit plans that it had established for a limited number of exempt employees, resulting in a $173,000 decrease in that expense in the second quarter 2009. Partially offsetting this decrease was an increase in exempt payroll expense of $39,000, primarily attributable to the addition of the mortgage warehouse staff.

Income Taxes: Income tax expense increased $43,000 for the three months ended June 30, 2010 compared to the same prior year period, primarily due to the increase in income before taxes of $109,000. The effective tax rate was 15.2% for the second quarter of 2010 and 10.5% for the same prior year period. The prior year period had a lower tax rate primarily due to the beneficial tax treatment of the reversal of the post retirement plan expense during that period. A tax deduction had not previously been recorded for this expense and therefore the reversal did not have a tax impact. Our deferred tax asset increased from $1.0 million at December 31, 2009 to $1.7 million at June 30, 2010. The Company’s federal and state net operating loss deferred tax asset has decreased from $1.4 million at December 31, 2009 to $900,000 at June 30, 2010, which contributed to a decrease in our valuation allowance from $680,000 at December 31, 2009 to $622,000 at June 30, 2010. This decrease in the deferred tax asset for net operating loss carryforwards was offset by an increase in the deferred tax asset for bad debt expense from $1.1 million at December 31, 2009 to $1.7 million at June 30, 2010, as well as, a decrease in the deferred tax liability related to net unrealized gain/loss on securities and interest rate swaps from $900,000 at December 31, 2009 to $400,000 at June 30, 2010.

Comparison of Operating Results For Six Month Period Ended June 30, 2010 and June 30, 2009

Net Income: Net income increased $246,000, or 24.8%, to $1.2 million for the six months ended June 30, 2010 compared to $992,000 for the same prior year period. This increase is primarily attributable to an increase in net interest income of $1.1 million, an increase in noninterest income of $254,000 and a decrease in noninterest expense of $389,000. Partially offsetting these items was an increase in the provision for loan losses of $1.4 million compared to the prior year period. The mortgage warehousing line of business continues to have a positive impact on net income while the company also continues to add to its allowance for loan losses during the challenging economic conditions and high local unemployment.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the six months ended June 30, 2010 and June 30, 2009. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense.

	For the Six Months Ended June 30,
	2010			2009
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Loans	$253,219	$7,785	6.15%	$228,545	$6,848	5.99%
Taxable securities	79,344	1,452	3.66%	93,229	2,174	4.66%
Tax exempt securities	26,245	528	4.02%	8,627	182	4.22%
Federal Home Loan Bank of Indianapolis stock	4,206	42	2.00%	4,206	65	3.09%
Federal funds sold and other interest-bearing deposits	4,316	3	0.14%	1,798	2	0.22%

Total interest earning assets	367,330	9,810	5.34%	336,405	9,271	5.51%
Non-interest earning assets	40,937			42,525

Total assets	$408,267			$378,930

Savings deposits	$45,099	25	0.11%	$43,448	28	0.13%
Money market and NOW accounts	63,933	285	0.89%	38,950	157	0.81%
CDs and IRAs	145,355	2,011	2.77%	138,207	2,330	3.37%

Total interest-bearing deposits	254,387	2,321	1.82%	220,605	2,515	2.28%
FHLB advances	52,704	1,135	4.31%	66,743	1,519	4.55%
Subordinated debentures	5,155	139	5.39%	5,155	125	4.85%
FDIC guaranteed unsecured borrowing	4,867	101	4.15%	3,731	76	4.07%
Federal Reserve Bank discount window borrowings	2,936	10	0.68%	3,015	7	0.46%

Total interest-bearing liabilities	320,049	3,706	2.32%	299,249	4,242	2.84%

Non-interest bearing deposits	34,828			29,390
Other liabilities	3,447			3,212

Total liabilities	358,324			331,851
Shareholders’ equity	49,943			47,079

Total liabilities & shareholders’ equity	$408,267			$378,930

Net interest income		$6,104			$5,029

Net interest rate spread			3.02%			2.67%
Net interest margin			3.32%			2.99%

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net Interest Income: Net interest income increased $1.1 million, or 21.4%, for the first six months of 2010 compared to the same prior year period. This increase is primarily due to an increase in the average net interest-earning assets of $10.1 million, attributable to the increase in mortgage warehouse loans, as well as an increase in the annualized net interest spread of 35 basis points, to 3.02% from 2.67%. The primary reason for the increase in the net interest spread is the continued decline in interest rates and the impact this has had on the interest rates paid on deposits, as well as the decrease in the average cost of borrowings.

Interest and Dividend Income: Interest and dividend income increased $539,000, or 5.8%, for the six months ended June 30, 2010 compared to the same prior year period, primarily due to an increase in the average total interest-earning assets of $30.9 million. The mortgage warehouse program was originated in May of 2009 and therefore is not fully reflected in the prior year period when compared to the current period, which resulted in an increase in average warehouse loans of $37.8 million. Partially offsetting the impact of this increase is a decrease in the annualized average yield on interest-earning assets of 17 basis points over the same time period, due to the continued decline in interest rates and the impact this has had, particularly on the securities portfolio.

Interest income on loans, including fees, increased $937,000, or 13.7%, for the first six months of 2010 compared to the same prior year period. This increase is primarily due to an increase in the average loan balances of $24.7 million attributable to the increase in the mortgage warehouse loans. The annualized average yield on loans increased 16 basis points in the same period, primarily attributable to the yield on the mortgage warehouse loans and its impact during the first six months of 2010.

Interest income from taxable securities decreased $722,000, or 33.2%, for the six months ended June 30, 2010 compared to the same prior year period, primarily due to a decrease in the annualized average yield on taxable securities of 100 basis points as well as a decrease in the average balance of taxable securities of $13.9 million. This is primarily due to the company restructuring and selling some of its taxable securities during 2010 and reinvesting into tax exempt securities and at the same time recording securities gains. The decrease in the interest income from taxable securities was partially offset by an increase in income on tax exempt securities of $346,000 over the same time period. The average balance of tax exempt securities increased $17.6 million over the same time period. The company expects to reduce its income tax expense as a result of the increase in tax exempt securities income.

Dividend income from Federal Home Loan Bank of Indianapolis (FHLBI) stock decreased $23,000, or 35.4%, for the first six months of 2010 compared to the same prior year period, attributable to the decrease in the annualized average yield paid by the FHLBI. The FHLBI has decreased the dividend over this time period due to impairment charges they have recorded attributable to their private label mortgage backed securities, however have continued to pay a dividend each quarter.

Interest Expense: Interest expense decreased $536,000, or 12.6%, for the six months ended June 30, 2010 compared to the same prior year period. This decrease is primarily attributable to a decrease in the annualized average cost of interest-bearing liabilities of 52 basis points to 2.32% for the first six months of 2010 from 2.84% for the same prior year period. Interest expense on FHLBI advances decreased $384,000 primarily due to a decrease in the average balance of $14.0 million as well as a decrease in the annualized average cost of 24 basis points for the first six months of 2010. Management expects the average cost of FHLBI advances to continue to decrease in 2010 due to $15.0 million in advances maturing in the next six months at an average cost of 6.04%. On February 3, 2010, the Company entered into two forward interest rate swap contracts against the $15.0 million in advances, in order to address the concern of rising interest rates and in order to lock in interest rates for a longer time period. There was no material change in the interest expense on the subordinated debentures, the FDIC guaranteed unsecured debt or the Federal Reserve discount window borrowings.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $1.7 million for the first six months of 2010 compared to $258,000 for the same prior year period. Net charge-offs for the 2010 and 2009 periods were $89,000 and $160,000, respectively.

The increase in the provision for the second quarter of 2010 was partially attributable to two commercial loan relationships, one totaling $2.2 million, which is secured by a chemical manufacturing facility, equipment and inventory and a personal guarantee. The Company had a more extensive review of the chemical inventory in late March which led to the additional reserve in the first quarter. The balance of this relationship after the specific reserve is now $995,000. The second relationship consists of one commercial real estate loan in the amount of $350,000 with a 50% SBA guarantee as well as a commercial business loan in the amount of $400,000 secured by inventory, accounts receivable and equipment. During the second quarter of 2010, negotiations for the sale of the business ceased and the business subsequently closed, which led to the additional reserve. The balance of this relationship after the specific reserve and SBA 50% guarantee is now $209,000. The provision for the mortgage warehouse loans also increased in the first six months of 2010 compared to the prior year period, due to the increase in the outstanding loan balances.

One of the factors management considers when evaluating the allowance for loan losses is the historical loan loss experience. Given the existing overall economic concerns, we elected to rely on more recent loan loss experience to establish the minimum reserve ratios for the general loan pools.

Noninterest Income: Noninterest income increased $254,000, or 12.0%, to $2.4 million for the first six months of 2010 compared to $2.1 million for the same prior year period. This increase is primarily attributable to an increase in mortgage warehouse loan fees and wire transfer fees of $354,000 in total compared to the prior year period. There was also an increase in net gains on securities of $212,000 in the first six months of 2010 when compared to the prior year period, attributable to gains taken in the first quarter of 2010. Management’s analysis determined that market conditions provided the opportunity to sell a number of securities and add these gains to capital permanently without a negative impact to long-term earnings. The potential for rising interest rates, and the announcement that the Federal Reserve Board’s program to purchase mortgage backed securities will end sometime in 2010, led to concern of eroding prices on these securities and the potential to negatively impact capital at some point in the future. ATM and debit card fees increased $38,000, or 26.8%, attributable to increased activity.

Partially offsetting these increases in noninterest income was a decrease of $370,000, or 57.9%, in net gains on mortgage banking activities in the first six months of 2010 compared to the prior year period. Mortgage banking activities locally have slowed down significantly from the same prior year period. Refinance activity has leveled off, which was anticipated due to the length of time interest rates have remained at historically low levels. Trust fees decreased $66,000, or 91.7%, attributable to the closing of the trust department in 2010. Service charges on deposit accounts decreased $34,000, or 8.3%, primarily attributable to a decrease in overdraft charges of $28,000. We anticipate a continued decrease in these charges due to the impact of new regulations.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Expense: Noninterest expense decreased $389,000, or 6.8%, to $5.3 million for the six month period ending June 30, 2010 compared to $5.7 million for the six month period ending June 30, 2009. This decrease is primarily due to the $427,000 prepayment penalty fee assessed to retire the FHLB advance in the prior year period as well as a decrease in FDIC insurance of $183,000. In the prior year period there was also a special assessment of 5 basis points on total assets less Tier 1 Capital as of June 30, 2009. The special assessment resulted in an expense of $176,000 in the second quarter of 2009 which was not applicable in the current period. Occupancy expense decreased $42,000, or 4.4%, in the first six months of 2010 compared to the same prior year period, primarily due to a decrease in depreciation expense of $42,000, a decrease in utility costs of $12,000 and a decrease in ATM network costs of $13,000. Partially offsetting these decreases in occupancy was an increase in building services expense of $33,000 over the same time period, primarily due to higher than normal snow removal costs in the first quarter of 2010. Amortization of intangibles decreased $39,000 in the first six months of 2010 when compared to the prior year period, since the core deposit intangible asset is amortized into expense on an accelerated basis.

These decreases in noninterest expense were partially offset by an increase in salaries and employee benefits of $268,000, or 10.5%, over the same time period. This increase is primarily attributable to the termination of one of the Bank’s post retirement life insurance benefit plans that it had established for a limited number of exempt employee in the prior year period, resulting in a $173,000 decrease in that expense in the second quarter 2009. There was also an increase in exempt payroll expense of $96,000, which is primarily due to an increase in the addition of the mortgage warehouse staff in the second quarter of 2009.

Income Taxes: Income tax expense increased $66,000 for the six months ended June 30, 2010 compared to the same prior year period, primarily due to the increase in income before taxes of $312,000. The effective tax rate was 17.6% for the first six months of 2010 and 16.7% for the same prior year period. The prior year period had a lower tax rate primarily due to the beneficial tax treatment of the reversal of the post retirement plan expense during that period. A tax deduction had not previously been recorded for this expense and therefore the reversal did not have a tax impact. Our deferred tax asset increased from $1.0 million at December 31, 2009 to $1.7 million at June 30, 2010. The Company’s federal and state net operating loss deferred tax asset has decreased from $1.4 million at December 31, 2009 to $900,000 at June 30, 2010, which contributed to a decrease in our valuation allowance from $680,000 at December 31, 2009 to $622,000 at June 30, 2010. This decrease in the deferred tax asset for net operating loss carryforwards was offset by an increase in the deferred tax asset for bad debt expense from $1.1 million at December 31, 2009 to $1.7 million at June 30, 2010, as well as, a decrease in the deferred tax liability related to net unrealized gain/loss on securities and interest rate swaps from $900,000 at December 31, 2009 to $400,000 at June 30, 2010.

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

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company’s liquid assets, defined as cash and due from financial institutions and the market value of unpledged securities available-for-sale totaled $53.4 million at June 30, 2010 and constituted 12.18% of total assets at that date, compared to $37.4 million, or 9.22%, of total assets at December 31, 2009.

The Company also maintains lines of credit with the Federal Home Loan Bank. The total of these lines of credit were $88.0 million at June 30, 2010, of which $78.9 million in Federal Home Loan Bank advances were outstanding. The Company has additional securities and certain approved real estate loans available to pledge as collateral in order to increase our lines of credit with the Federal Home Loan Bank. At June 30, 2010, we had $47.2 million in unpledged securities available for sale. The Company actively utilizes its borrowing capacity with the Federal Home Loan Bank to manage liquidity and to provide a funding alternative to time deposits, if the Federal Home Loan Bank’s rates and terms are more favorable. The advances from the Federal Home Loan Bank can have maturities from overnight to multiple years. At June 30, 2010, $47.3 million of these advances were due within one year, and $31.6 million had maturities greater than a year.

The Company also utilizes the Federal Reserve discount window as a source of short-term funding. At June 30, 2010, the Company’s overnight borrowings with the Federal Reserve Bank discount window totaled $0. The Company’s borrowing capacity at the Federal Reserve Bank discount window is based on the collateral value of pledged securities. The collateral value of securities pledged to the Federal Reserve discount window at June 30, 2010 totaled $20.5 million. At June 30, 2010, we had $47.2 million in unpledged securities available for sale.

Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios and minimum ratio requirements. Under these regulations, banks are required to maintain a total risk-based capital ratio of 8.0% of risk-weighted assets and a Tier 1 risk-based capital ratio (primarily total shareholders’ equity less intangible assets) of at least 4.0% of risk-weighted assets. The Bank had total and Tier 1 risk-based capital ratios of 14.58% and 13.33% at June 30, 2010, and was “well-capitalized” under the regulatory guidelines.

In addition, regulators have adopted a minimum leverage ratio standard for Tier 1 capital to average assets. The minimum ratio for top-rated institutions may be as low as 3%. However, regulatory agencies have stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3% minimum. As of June 30, 2010, the Bank’s leverage ratio was 10.20%. Capital levels for the Bank remain above the established regulatory capital requirements.

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

At June 30, 2010, given a +3.00% or –3.00% shock in interest rates, our model results in the Bank’s net interest income for the next twelve months changing by $(31,000), or (0.21)%, and $(335,000), or (2.25)%, respectively.

The Company measures its economic value of equity at risk on a quarterly basis. Economic value of equity at risk measures the Company’s exposure to changes in its economic value of equity due to changes in a forecast interest rate environment. At June 30, 2010, given a +3.00% or -3.00% shock in interest rates, our model results in the Bank’s economic value of equity at risk for the next twelve months changing by (4.47)%, and (15.98)%, respectively.

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

As of June 30, 2010, there are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents a material update and addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near-term impact on the Company. For example, the new law provides that the Office of Thrift Supervision, which currently is the primary federal regulator for the Company, will cease to exist one year from the date of the new law’s enactment. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including the Company and The La Porte Savings Bank, MHC.

Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS - continued

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Savings institutions such as Legacy Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities: Not applicable

(b)	Use of Proceeds: Not applicable

(c)	Repurchase of Our Equity Securities

The following table presents a summary of the Company’s share repurchases during the quarter ended June 30, 2010.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1-April 30	400	$6.05	400	16,300
May 1-May 31	2,200	7.35	2,200	14,100
June 1-June 30	—	—	—	14,100

Total	2,600	$7.15	2,600	14,100

(1)	On November 13, 2009, the Company commenced a stock repurchase program pursuant to which the Company intends to repurchase, in the open market and in privately negotiated transactions, up to 3 percent (approximately 63,400 shares) of the Company’s then outstanding public shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaPorte Bancorp, Inc.

August 10, 2010	/s/ Lee A. Brady
Date	Lee A. Brady,
President and Chief Executive Officer

August 10, 2010	/s/ Michele M. Thompson
Date	Michele M. Thompson,
Executive Vice President and
Chief Financial Officer