Form 10-Q
period 2010-09-30
LaPorte Bancorp, Inc.
filed 2010-11-12
CIK 1400848

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

LAPORTE BANCORP, INC.

(Exact name of Registrant as Specified in Its Charter)

Federal	001-33733	26-1231235
(State or Other Jurisdiction of Incorporation or Organization)	Commission File Number)	( (I.R.S. Employer Identification Number)

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

Number of shares of common stock outstanding at November 11, 2010: 4,586,363, par value $0.01

Page Number
PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements – LaPorte Bancorp, Inc.

Consolidated Balance Sheets, September 30, 2010 (Unaudited) and December 31, 2009	3

Consolidated Statements of Income and Comprehensive Income, Three Months Ended September 30, 2010 and 2009 (Unaudited) Nine Months Ended September 30, 2010 and 2009 (Unaudited)	4

Consolidated Statements of Changes in Shareholders’ Equity, Nine Months Ended September 30, 2010 and 2009 (Unaudited)	5

Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2010 and 2009 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	38

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. (Removed and Reserved)	40

Item 5. Other Information	40

Item 6. Exhibits	41

Signatures	42

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

LAPORTE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from financial institutions	$7,574	$6,000
Securities available for sale	112,845	102,095
Federal Home Loan Bank (FHLB) stock, at cost (restricted)	4,206	4,206
Loans held for sale, at fair value	3,486	981
Loans, net of allowance for loan losses of $4,442 at September 30, 2010, $2,776 at December 31, 2009	285,057	256,275
Mortgage servicing rights	379	424
Other real estate owned	713	554
Premises and equipment, net	10,431	11,150
Goodwill	8,431	8,431
Other intangible assets	736	939
Bank owned life insurance	9,882	9,618
Accrued interest receivable and other assets	5,243	5,154

Total assets	$448,983	$405,827

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$37,061	$34,066
Interest bearing	282,521	239,342

Total deposits	319,582	273,408
Federal Home Loan Bank advances	60,736	52,773
Subordinated debentures	5,155	5,155
Federal Deposit Insurance Corporation guaranteed unsecured borrowings	4,900	4,852
Federal Reserve Bank discount window borrowings	—	16,675
Accrued interest payable and other liabilities	7,471	3,092

Total liabilities	397,844	355,955

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 4,783,163 shares issued; and 4,586,363 and 4,607,963 shares outstanding at at September 30, 2010 and December 31, 2009	48	48
Additional paid-in capital	21,164	21,188
Surplus	770	770
Retained earnings	30,659	28,620
Accumulated other comprehensive income, net of tax of $572 at September 30, 2010 and $936 at December 31, 2009	1,112	1,817
Treasury stock, at cost (2010 – 196,800 shares, 2009 – 175,200 shares)	(1,144)	(1,033)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,470)	(1,538)

Total shareholders’ equity	51,139	49,872

Total liabilities and shareholders’ equity	$448,983	$405,827

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest and dividend income
Loans, including fees	$4,266	$3,739	$12,051	$10,587
Taxable securities	558	850	2,010	3,024
Tax exempt securities	306	174	834	356
FHLB stock	16	35	58	100
Other interest income	4	1	7	3

Total interest and dividend income	5,150	4,799	14,960	14,070

Interest expense
Deposits	1,185	1,226	3,506	3,741
Federal Home Loan Bank advances	504	663	1,639	2,182
Subordinated debentures	71	71	210	196
FDIC guaranteed unsecured borrowings	50	51	151	127
Federal Reserve Bank discount window borrowings	—	3	10	10

Total interest expense	1,810	2,014	5,516	6,256

Net interest income	3,340	2,785	9,444	7,814

Provision for loan losses	628	184	2,292	442

Net interest income after provision for loan losses	2,712	2,601	7,152	7,372

Noninterest income
Service charges on deposits	178	222	554	632
ATM and debit card fees	95	88	275	230
Brokerage fees	—	—	—	(4)
Trust fees	—	38	6	110
Earnings on life insurance, net	96	99	284	252
Net gains on mortgage banking activities	299	157	568	796
Loan servicing fees, net	(19)	5	(4)	(1)
Net gains on securities	82	56	925	687
Warehouse loan fees	246	106	561	165
Gains (Losses) on other assets	(113)	(42)	(148)	(136)
Other income	131	77	345	192

Total noninterest income	995	806	3,366	2,923

Noninterest expense
Salaries and employee benefits	1,522	1,457	4,334	4,001
Occupancy and equipment	443	457	1,360	1,416
Data processing	110	101	350	325
Advertising	43	67	156	178
Bank examination fees	107	149	357	385
Amortization of intangibles	64	80	203	258
FDIC insurance	122	92	324	477
FHLB advances prepayment penalty	—	—	—	427
Collection and other real estate owned	19	30	92	74
Other expenses	268	234	830	823

Total noninterest expense	2,698	2,667	8,006	8,364

Income before income taxes	1,009	740	2,512	1,931

Income tax expense	208	151	473	350

Net income	$801	$589	$2,039	$1,581

Other comprehensive income (loss):
Unrealized gain on securities available for sale	$1,263	$2,129	$2,276	$2,962
Reclassification for gain on security sales	(82)	(56)	(925)	(687)
Unrealized gain (loss) on derivative instrument	(807)	(90)	(2,420)	(2)
Income tax effect	(126)	(674)	364	(772)

Other comprehensive income (loss)	248	1,309	(705)	1,501

Comprehensive income	$1,049	$1,898	$1,334	$3,082

Basic and diluted earnings per share	$0.18	$0.13	$0.46	$0.35

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Nine months ended September 30, 2010 and 2009

(in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Unearned ESOP Shares	Total

Balance at January 1, 2009	$48	$21,235	$770	$26,108	$383	$(774)	$(1,628)	$46,142
Comprehensive income:
Net income	—	—	—	1,581	—	—	—	1,581
Other comprehensive income:
Net change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	1,502	—	—	1,502
Net change in unrealized gain on derivative instrument, net of tax effect	—	—	—	—	(1)	—	—	(1)

Total comprehensive income								3,082
Treasury shares purchased, 22,500 shares	—	—	—	—	—	(131)	—	(131)
ESOP shares earned, 6,784 shares	—	(34)	—	—	—	—	68	34

Balance at September 30, 2009	$48	$21,201	$770	$27,689	$1,884	$(905)	$(1,560)	$49,127

Balance at January 1, 2010	$48	$21,188	$770	$28,620	$1,817	$(1,033)	$(1,538)	$49,872
Comprehensive income:
Net income	—	—	—	2,039	—	—	—	2,039
Other comprehensive income (loss):
Net change in unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	891	—	—	891
Net change in unrealized gain (loss) on derivative instruments, net of tax effect	—	—	—	—	(1,596)	—	—	(1,596)

Total comprehensive income								1,334
Treasury shares purchased, 21,600 shares	—	—	—	—	—	(111)	—	(111)
ESOP shares earned, 6,784 shares	—	(24)	—	—	—	—	68	44

Balance at September 30, 2010	$48	$21,164	$770	$30,659	$1,112	$(1,144)	$(1,470)	$51,139

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$2,039	$1,581
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	533	593
Provision for loan losses	2,292	442
Net gains on securities	(925)	(687)
Net gains on sales of loans	(490)	(611)
Originations of loans held for sale	(28,015)	(43,736)
Proceeds from sales of loans held for sale	26,000	43,550
Recognition of mortgage servicing rights	(78)	(185)
Amortization of mortgage servicing rights	55	105
Net change in loan servicing rights valuation allowance	68	3
Net gains on sales of other real estate owned	(12)	(10)
Write down of other real estate owned	153	114
Earnings on life insurance, net	(264)	(251)
Amortization of intangible assets	203	258
ESOP compensation expense	44	34
Amortization of issuance costs of unsecured borrowings	48	39
Change in assets and liabilities:
Accrued interest receivable and other assets	187	591
Accrued interest payable and other liabilities	547	867

Net cash from operating activities	2,385	2,697

Cash flows from investing activities
Net change in loans	(31,836)	(27,098)
Proceeds from sales of other real estate owned	968	555
Proceeds from maturities, calls and principal repayments of securities available for sale	28,542	22,864
Proceeds from sales of securities available for sale	36,781	25,318
Purchases of securities available for sale	(72,297)	(39,792)
Premises and equipment expenditures, net	(320)	(200)

Net cash from investing activities	(38,162)	(18,353)

Cash flows from financing activities
Net change in deposits	46,174	21,485
Net change in FHLB advances	7,963	(20,644)
Proceeds from issuance of unsecured borrowing, net of issuance costs	—	4,797
Net change in Federal Reserve Bank discount window borrowings	(16,675)	8,810
Purchase of treasury stock	(111)	(131)

Net cash from financing activities	37,351	14,317

Net change in cash and cash equivalents	1,574	(1,339)

Cash and cash equivalents at beginning of period	6,000	5,628

Cash and cash equivalents at end of period	$7,574	$4,289

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$5,539	$6,304
Income taxes paid	920	45
Supplemental noncash disclosures:
Transfers from loans receivable to other real estate owned	$762	$147
Securities purchased not settled	1,500	1,000
Transfer from premises and equipment, net to other real estate owned	506	—

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

The results for the nine-month period ended September 30, 2010 may not indicate the results to be expected for the full year ending December 31, 2010.

Derivatives: At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). As of September 30, 2010, the Company had entered into four cash flow hedge transactions. The gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Any changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. As of September 30, 2010, the Company had entered into one fair value hedge transaction. The gain or loss on the derivative is reported in noninterest income.

Net cash settlements on these derivatives are recorded in interest income or interest expense, based on the item being hedged. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION - continued

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. If the cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 3 – EARNINGS PER SHARE

Basic earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common share equivalents (-0- for the three and nine months ended September 30, 2010 and 2009). Diluted earnings per common share is equal to basic earnings per common share for the periods ended September 30, 2010 and 2009, as there were no potentially dilutive common shares for the three and nine months ended September 30, 2010 and 2009. The factors used in the earnings per common share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Basic
Net income	$801	$589	$2,039	$1,581

Weighted average common shares outstanding	4,586,363	4,635,663	4,588,359	4,637,504
Less: Average unallocated ESOP shares	(148,107)	(157,152)	(150,368)	(159,413)

Average shares	4,438,256	4,478,511	4,437,991	4,478,091

Basic earnings per common share	$0.18	$0.13	$0.46	$0.35

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The fair value and amortized cost of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

September 30, 2010

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. federal agency	$24,897	$496	$(18)	$25,375
State and municipal	34,430	1,905	(14)	36,321
Mortgage-backed securities - residential	22,618	857	(20)	23,455
Government agency sponsored collateralized mortgage obligations	21,612	440	(25)	22,027
Privately held collateralized mortgage obligations	5,272	395	—	5,667

Total	$108,829	$4,093	$(77)	$112,845

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

Securities with unrealized losses at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

September 30, 2010	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. federal agency	$3,001	$(18)	$—	$—	$3,001	$(18)
State and municipal	1,832	(14)	—	—	1,832	(14)
Mortgage-backed securities - residential	3,288	(20)	—	—	3,288	(20)
Government agency sponsored collateralized mortgage obligations	2,056	(25)	—	—	2,056	(25)

Total temporarily impaired	$10,177	$(77)	$—	$—	$10,177	$(77)

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

At September 30, 2010, the Company held 11 investments in debt securities which were in an unrealized loss position of which 11 were in an unrealized loss position for less than twelve months and none were in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for potential other-than-temporary impairment, relying primarily on industry analyst reports and observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted declines in fair value are considered temporary and due only to normal market interest rate fluctuations. The Company does not intend to sell the securities and is not more likely than not to be required to sell these debt securities before their anticipated recovery.

Sales of securities available for sale for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Proceeds	$5,063	$1,707	$36,781	$25,318
Gross gains	77	57	977	706
Gross losses	—	—	(28)	(16)

Proceeds from calls of securities available for sale during the three months ended September 30, 2010 and 2009 were $5,772 and $1,091, with gross gains of $5 and $1 and gross losses of $0 and $(2), respectively.

Proceeds from calls of securities available for sale during the nine months ended September 30, 2010 and 2009 were $14,801 and $6,406 with gross gains of $7 and $1 and gross losses of $(31) and $(4).

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE - continued

The amortized cost and fair value of debt securities at September 30, 2010 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations (“CMOs”), are shown separately.

	Amortized Cost	Fair Value

Due in one year or less	$—	$—
Due from one to five years	17,932	18,382
Due from five to ten years	11,097	11,440
Due after ten years	30,298	31,874

Subtotal	59,327	61,696
Mortgage-backed securities and CMOs	49,502	51,149

Total	$108,829	$112,845

Securities pledged at September 30, 2010 and December 31, 2009 had a carrying amount of approximately $45,732 and $70,561 and were pledged to secure public deposits, FHLB advances, short-term borrowings through the Federal Reserve Discount Window, cash flow and fair value hedges.

NOTE 5 – LOANS

Loans at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009

Commercial	$17,880	$18,122
Real Estate:
One- to four-family	61,141	70,126
Five or more family	9,336	6,743
Commercial	81,838	75,506
Construction	6,753	5,420
Land	10,892	11,753
Mortgage warehouse	77,518	43,765
Home equity	14,395	15,704
Automobile and other	9,623	11,790

Subtotal	289,376	258,929
Less: Net deferred loan (fees) costs	123	122
Allowance for loan losses	(4,442)	(2,776)

Loans, net	$285,057	$256,275

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS - continued

During the month of May 2009, a mortgage warehouse lending division was established at the Bank. This division has approved specific mortgage companies through which individual mortgage loans are originated by the mortgage company and funded by the Bank as a secured borrowing with pledge of collateral under the Bank’s agreement with the mortgage company. The individual mortgage loans are held between the time of origination and subsequent repurchase by the mortgage company for sale of the loan into the secondary market. Each individual mortgage is assigned to the Bank until the loan is repurchased and sold to the secondary market by the mortgage company. Also, the Bank takes possession of each original note and forwards such note to the end investor once the mortgage company has sold the loan. The individual loans are typically sold by the mortgage company within 30 days of origination and are seldom held more than 90 days. Interest income is accrued by the Bank during this period and fee income for each loan sold is collected when the sale has been completed. As of September 30, 2010 and 2009, the Bank had repurchase agreements with 9 and 8 mortgage companies, respectively. For the nine months ended September 30, 2010 and 2009, the mortgage companies originated $1,796,025 and $375,314 in mortgage loans and sold $1,762,425 and $342,118 in mortgage loans. The Bank recorded interest income of $1,125 and $583, mortgage warehouse loan fees of $245 and $106, and wire transfer fees of $86 and $30 for the three months ended September 30, 2010 and 2009. For the nine months ended September 30, 2010 and 2009, the Bank recorded interest income of $2,661 and $804, mortgage warehouse loan fees of $561 and $165, and wire transfer fees of $189 and $42.

Activity in the allowance for loan losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Beginning balance	$4,351	$2,610	$2,776	$2,512
Provision for loan losses	628	184	2,292	442
Loans charged-off	(544)	(317)	(648)	(510)
Recoveries	7	9	22	42

Ending balance	$4,442	$2,486	$4,442	$2,486

Individually impaired loans at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009

Loans with no allocated allowance for loan losses	$974	$3,067
Loans with allocated allowance for loan losses	4,478	4,397

Total	$5,452	$7,464

Amount of the allowance for loan losses allocated to impaired loans	$2,035	$614

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS - continued

Nonperforming loans at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009

Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	5,783	7,716

Purchased Loans

The Company purchased loans during 2007, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of those loans is as follows:

	September 30, 2010	December 31, 2009

Commercial	$73	$93
Commercial real estate	969	1,000
Home equity	12	16
One- to four-family	166	170

Outstanding balance	$1,220	$1,279

Carrying amount, net of allowance of $0	$1,035	$797

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Beginning balance	$271	$44	$28	$78
Reclassification from non-accretable yield	8	11	297	73
Accretion of income	(23)	(25)	(69)	(121)

Ending balance	$256	$30	$256	$30

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

Mortgage Servicing Rights: The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income (Level 2). Fair value at September 30, 2010 was determined using a discount rate of 9.0%, prepayment speeds ranging from 17.04% to 26.10%, depending on the stratification of the specific right, and a weighted average default rate of approximately 0.5%. Fair value at December 31, 2009 was determined using a discount rate of 9.0%, prepayment speeds ranging from 11.1% to 22.7%, depending on the stratification of the specific right, and a weighted average default rate of approximately 0.5%.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2010
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available for sale
U.S. federal agency	$25,375	$—	$25,375	$—
State and municipal	36,321	—	36,321	—
Mortgage-backed securities-residential	23,455	—	23,455	—
Government agency sponsored collateralized mortgage obligations	22,027	—	22,027	—
Privately held collateralized mortgage obligations	5,667	—	5,667	—

Total investment securities available-for-sale	$112,845	$—	$112,845	$—

Loans held for sale	$3,486	$—	$3,486	$—
Derivatives – residential mortgage loan commitments	87	—	87	—

Financial Liabilities
Derivatives – interest rate swaps	$(2,331)	$—	$(2,331)	$—

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

Loans held for sale were carried at the fair value of $3,486, which was made up of the outstanding balance of $3,441 and a fair value adjustment of $45 at September 30, 2010, resulting in income of $28 and $31 for the three and nine months ended September 30, 2010. At December 31, 2009, loans held for sale were carried at the fair value of $981, which was made up of the outstanding balance of $967 and a fair value adjustment of $14 at December 31, 2009, resulting in income of $14 for the year ending December 31, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2010
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,443	$—	$—	$2,443
Other real estate owned, net	390	—	—	390
Mortgage servicing rights	339	—	339	—

		Fair Value Measurements at December 31, 2009
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,783	$—	$—	$3,783
Other real estate owned, net	230	—	—	230
Mortgage servicing rights	318	—	318	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had an outstanding amount of $4,478, with a valuation allowance of $2,035 at September 30, 2010, resulting in an additional provision for loan losses of $515 and $1,943 for the three and nine months ended September 30, 2010. At December 31, 2009, impaired loans had an outstanding amount of $4,397, with a valuation allowance of $614, resulting in an additional provision for loan losses of $323 for the year ending December 31, 2009.

Other real estate owned, which is measured at the lower of cost or fair value less costs to sell, had a net carrying amount of $390, which was made up of the outstanding balance of $506, net of a valuation allowance of $116 at September 30, 2010, resulting in a write-down of $116 and $153 for the three and nine months ending September 30, 2010. At December 31, 2009, other real estate owned had a net carrying amount of $230, which was made up of the outstanding balance of $308, net of a valuation allowance of $78, resulting in a write-down of $78 for the year ending December 31, 2009.

Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $339, which was made up of the outstanding balance of $457, net of a valuation allowance of $118 at September 30, 2010, resulting in a charge of $40 and $68 for the three and nine months ended September 30, 2010. At December 31, 2009, mortgage servicing rights were carried at their fair value of $318, which was made up of the outstanding balance of $368, net of a valuation allowance of $50, resulting in a charge of $8 for the year ending December 31, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments, at September 30, 2010 and December 31, 2009 are as follows:

	Carrying Amount	Fair Value
September 30, 2010

Financial assets
Cash and due from financial institutions	$7,574	$7,574
Securities available-for-sale	112,845	112,845
Federal Home Loan Bank stock	4,206	N/A
Loans held for sale	3,486	3,486
Loans, net	285,057	290,528
Accrued interest receivable	1,400	1,400

Financial liabilities
Deposits	$(319,582)	$(322,543)
Federal Home Loan Bank advances	(60,736)	(63,901)
Subordinated debentures	(5,155)	(4,596)
FDIC guaranteed unsecured borrowings	(4,900)	(5,207)
Accrued interest payable	(373)	(373)
Derivatives – interest rate swaps	(2,330)	(2,330)

	Carrying Amount	Fair Value
December 31, 2009

Financial assets
Cash and due from financial institutions	$6,000	$6,000
Securities available-for-sale	102,095	102,095
Federal Home Loan Bank stock	4,206	N/A
Loans held for sale	981	981
Loans, net	256,275	260,311
Accrued interest receivable	1,650	1,650
Derivatives – interest rate swaps	88	88

Financial liabilities
Deposits	$(273,408)	$(263,933)
Federal Home Loan Bank advances	(52,773)	(54,547)
Subordinated debentures	(5,155)	(4,360)
FDIC guaranteed unsecured borrowings	(4,852)	(5,152)
Federal Reserve Bank discount window borrowings	(16,675)	(16,675)
Accrued interest payable	(396)	(396)

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with notional amounts of $30.25 million and $15.25 million as of September 30, 2010 and December 31, 2009, were designated as cash flow hedges of subordinated debentures, FHLB advances and certain CDARS deposits and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other liabilities with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or the Company discontinues hedge accounting. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. The Company does not expect any amounts to be reclassed from other comprehensive income (loss) over the next twelve months.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 7 – DERIVATIVES - continued

Information related to the interest-rate swaps designated as cash flow hedges as of September 30, 2010 is as follows:

Subordinated debentures
Notional amount	$5,000
Fixed interest rate payable	5.54%
Variable interest rate receivable (Three month LIBOR plus 3.10%)	3.39%
Maturity date	March 26, 2014
Unrealized losses	(253)

CDARS deposits
Notional amount	$10,250
Fixed interest rate payable	3.19%
Variable interest rate receivable (One month LIBOR plus 0.55%)	0.81%
Maturity date	October 9, 2014
Unrealized losses	(635)

FHLB advance
Notional amount	$5,000
Fixed interest rate payable	3.54%
Variable interest rate receivable (Three month LIBOR plus 0.22%)	0.51%
Maturity date	September 20, 2015
Unrealized losses	(457)

FHLB advance
Notional amount	$10,000
Fixed interest rate payable	3.69%
Variable interest rate payable (Three month LIBOR plus 0.25%)	0.77%
Maturity date	July 19, 2016
Unrealized losses	(987)

Interest income (expense) recorded on these swap transactions totaled $(148) and $(323) for the three and nine months ended September 30, 2010 and is reported as a component of interest expense on subordinated debentures, deposits and FHLB advances.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 7 – DERIVATIVES - continued

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income and Comprehensive Income relating to the cash flow derivative instruments for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010
	Net amount of gain (loss) recognized in OCI (Effective Portion)	Net amount of gain (loss) reclassified from OCI to interest income	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion)
Interest rate contracts	$(532)	$—	$—

	Three Months Ended September 30, 2009
	Net amount of gain (loss) recognized in OCI (Effective Portion)	Net amount of gain (loss) reclassified from OCI to interest income	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion)
Interest rate contracts	$(59)	$—	$—

	Nine Months Ended September 30, 2010
	Net amount of gain (loss) recognized in OCI (Effective Portion)	Net amount of gain (loss) reclassified from OCI to interest income	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion)
Interest rate contracts	$(1,596)	$—	$—

	Nine Months Ended September 30, 2009
	Net amount of gain (loss) recognized in OCI (Effective Portion)	Net amount of gain (loss) reclassified from OCI to interest income	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion)
Interest rate contracts	$(1)	$—	$—

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

The following table reflects the cash flow hedges included in the Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate swaps related to
Subordinated debentures	$(5,000)	$(253)	$(5,000)	$34
CDARS deposits	(10,250)	(635)	(10,250)	54
FHLB advances	(15,000)	(1,444)	—	—

Total included in other assets (liabilities)		$(2,332)		$88

Interest Rate Swaps Designated as Fair Value Hedges: An interest rate swap with a notional amount of $5.0 million as of September 30, 2010 was designated as a fair value hedge of certain brokered deposits. Information related to the interest-rate swap designated as a fair value hedge as of September 30, 2010 is as follows:

Brokered deposits
Notional amount	$5,000
Variable interest rate payable (One month LIBOR less 0.25%)	0.01%
Fixed interest rate receivable	1.25%
Maturity date	September 15, 2020

Interest income (expense) recorded on these swap transactions totaled $3 for the three and nine months ended September 30, 2010 and is reported as a component of interest expense on deposits. Gains (losses) on the fair market value of the fair value hedge are recorded in other noninterest income (expense) and totaled $2 for the three and nine months ended September 30, 2010.

The following table reflects the fair value hedges included in the Consolidated Balance Sheet as of September 30, 2010:

	September 30, 2010
	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate swaps related to Brokered deposits	$(5,000)	$(2)

Total included in other assets (liabilities)		$(2)

The counterparty to the Company’s derivatives is exposed to credit risk whenever the derivative is in a liability position. As a result, the Company has collateralized the liability with cash and security collateral held in safekeeping by Bank of New York. At September 30, 2010 and December 31, 2009, the Company had $220 and $100 in cash, respectively, and securities with a fair value of $2,276 and $251, respectively, posted as collateral for these derivatives.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of the Company and certain subsidiaries are detailed in ”Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our other filings with the Securities and Exchange Commission. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

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

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

General: Total assets increased $43.2 million, or 10.6%, to $449.0 million at September 30, 2010 from $405.8 million at December 31, 2009. The increase was primarily due to an increase in net loans of $28.8 million attributable to the increase in mortgage warehouse loans, as well as an increase in securities available for sale of $10.8 million. This increase in assets was funded through an increase in total deposits of $46.2 million.

Investment Securities: Total securities available for sale increased $10.8 million, or 10.5%, to $112.8 million at September 30, 2010 from $102.1 million at December 31, 2009 primarily due to an increase in deposits. We have increased the percentage of government agency and tax exempt securities owned and have reduced the exposure in CMO and mortgage backed securities when compared to December 31, 2009. During the same time period, we eliminated our exposure in corporate bonds.

As of September 30, 2010, management reviewed the securities portfolio for possible other-than-temporary impairment and determined there were no impairment charges to be recorded. At September 30, 2010, total available for sale securities portfolio reflected a net unrealized gain of $4.0 million compared to a net unrealized gain of $2.7 million at December 31, 2009.

Loans Held for Sale: Loans held for sale increased $2.5 million to $3.5 million at September 30, 2010 compared to $981,000 at December 31, 2009 primarily due to the increased volume of one-to-four-family residential loans being sold to the secondary market during the third quarter of 2010.

Net Loans: Net loans increased $28.8 million, or 11.2%, to $285.1 million at September 30, compared to $256.3 million at December 31, 2009. This increase is primarily attributable to an increase in mortgage warehouse lending over the same time period due to the low mortgage interest rates and the refinance activity across the country. We also experienced an increase in five or more family residential real estate loans as well as an increase in commercial real estate and construction loans. We continued to see a decrease in one-to-four-family residential loans during the third quarter of 2010 due to the refinance activity and also because we continue to sell the majority of the loans we originate into the secondary market. Consumer lending demand remains slow due to the current economic environment we are experiencing.

There was no material change in commercial business loans at September 30, 2010 compared to December 31, 2009, primarily attributable to the overall national and local economic concerns. Due to the increased risk associated with commercial business loans, management revised the Bank’s loan policy during the second quarter of 2010 increasing the required debt service coverage ratio for loans secured by equipment, accounts receivable and inventory.

Commercial real estate loans increased $6.3 million, or 8.4%, to $81.8 million at September 30, 2010 compared to $75.5 million at December 31, 2009. $4.7 million of this increase was attributable to the financing of a business complex in Michigan City, Indiana which houses a hotel and medical office.

Total construction loans increased $1.3 million, or 24.6%, to $6.8 million at September 30, 2010 compared to $5.4 million at December 31, 2009. This increase is primarily due to a $3.5 million loan for the construction of an apartment complex in La Porte, Indiana partially offset by a decrease of $2.6 million in loans that moved into permanent financing and are now reflected in the commercial real estate balances. At September 30, 2010, unused commitments on construction loans totaled $5.3 million.

Mortgage Warehouse loans increased $33.8 million, to $77.5 million at September 30, 2010 compared to $43.8 million at December 31, 2009. This increase is primarily due to the continued low level of interest rates and the continued refinance activity, particularly on the east and west coasts.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

One-to-four-family residential loans decreased $9.0 million, or 12.8%, to $61.1 million at September 30, 2010 compared to $70.1 million at December 31, 2009, primarily attributable to refinance activity in addition to repayment activity. We continue to sell the majority of the residential loans originated, which results in a decrease to the overall portfolio.

We have seen an increased demand for five or more family residential loans due to the increase demand for this type of housing, and as a result the balance increased $2.6 million, or 38.5%, to $9.3 million at September 30, 2010 compared to $6.7 million at December 31, 2009. The increase was primarily due to a $3.1 million loan for an existing apartment complex in South Bend, Indiana.

Home equity loans decreased $1.3 million, or 8.3%, to $14.4 million at September 30, 2010 compared to $15.7 million at December 31, 2009, primarily due to the current economic conditions and the continued decline in home values. Other consumer loans, including indirect automobile loans, decreased $2.2 million, or 18.4%, at September 30, 2010 compared to December 31, 2009. Competitive interest rates offered through the automobile dealers have contributed to this decrease, along with a decrease in the overall demand.

The allowance for loan losses increased $1.7 million, or 60.0%, to $4.4 million at September 30, 2010 compared to $2.8 million at December 31, 2009. The allowance for loan losses to total loans ratio was 1.54% at September 30, 2010 compared to 1.07% at December 31, 2009. The allowance for loan losses to non-performing loans was 76.8% at September 30, 2010 compared to 36.0% at December 31, 2009. The increase in the allowance for loan losses is primarily attributable to two commercial loan relationships that continued to deteriorate over the last nine months, in addition to the overall increase in the provision for the general pool classifications given the current economic environment. There was also an increase in the provision for the mortgage warehouse loans from the previous year-end attributable to the increase in the outstanding balance on those loans.

Total nonperforming loans to total loans ratio was 2.00% as of September 30, 2010 compared to 2.98% at December 31, 2009. The total nonperforming loans decreased $1.9 million, to $5.8 million as of September 30, 2010 compared to $7.7 million as of December 31, 2009. As of September 30, 2010, nonaccrual loans to wholesale trade – chemical companies totaled $2.2 million, to entertainment and recreation business totaled $729,000, to accommodation food services totaled $385,000, to real estate rental and leasing totaled $352,000, to construction contractors totaled $134,000, and all other commercial industry types totaled $425,000. One-to-four-family residential loans on nonaccrual totaled $1.3 million as of September 30, 2010. Home equity loans on non-accrual totaled $171,000 and all other consumer and land loans on non-accrual totaled $95,000.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Nonperforming Assets: The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One- to four- family (1)	$1,334	$1,059
Five or more family	—	—
Commercial (2)	2,945	3,854
Construction	858	858
Land	90	1,169

Total real estate	$5,227	$6,940
Consumer and other loans:
Home equity (3)	171	392
Commercial	381	381
Automobile and other	4	3

Total consumer and other loans	556	776

Total nonaccrual loans	$5,783	$7,716

Troubled debt restructured
Commercial real estate	$—	$—

Total troubled debt restructured	$—	$—

Loans greater than 90 days delinquent and still accruing:
Real estate:
One- to four- family	$—	$—
Five or more family	—	—
Commercial	—	—
Construction	—	—
Land	—	—

Total real estate	$—	$—

Consumer and other loans:
Home equity	—	—
Commercial	—	—
Automobile and other	—	—

Total consumer and other loans	$—	$—

Total nonperforming loans	$5,783	$7,716

Foreclosed assets:
One- to four- family	$169	$399
Five or more family	—	—
Commerical	154	155
Construction	—	—
Land	390	—
Consumer	—	—
Business assets	—	—

Total foreclosed assets	$713	$554

Total nonperforming assets	$6,496	$8,270

Ratios:
Nonperforming loans to total loans	2.00%	2.98%
Nonperforming assets to total assets	1.45%	2.04%

(1)	$116 and $120 of the nonaccrual one- to four- family loans at September 30, 2010 and December 31, 2009, respectively, were loans acquired with credit deterioration from the acquisition of City Savings Bank.
(2)	$151 of the nonaccrual commercial real estate loans at September 30, 2010 was a loan acquired with credit deterioration from the acquisition of City Savings Bank.
(3)	$12 and $16 of the nonaccrual home equity loans at September 30, 2010 and December 31, 2009, respectively, were loans acquired with credit deterioration from the acquisition of City Savings Bank.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Real Estate: Other real estate owned increased $159,000, or 28.7%, to $713,000 at September 30, 2010 compared to $554,000 at December 31, 2009, primarily due to the transfer of an asset previously classified as land. The Company acquired a piece of land in Michigan City, Indiana through the acquisition of City Savings Bank in 2007, which was being held for future branch development by City Savings Bank. During the third quarter of 2010 management elected to transfer this property into other real estate owned at its current market value due to the fact that the land was not going to be developed into an additional branch location. The market value transferred into other real estate during the third quarter of 2010 was $390,000.

Goodwill and Other Intangible Assets: The Company’s goodwill totaled $8.4 million at September 30, 2010 and at December 31, 2009. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The annual impairment review of the $8.4 million of goodwill previously recorded was performed in the fourth quarter of 2009. As a result of the impairment testing performed, no impairment charge was recorded by the Company.

The Company’s stock price has increased from the previous analysis and earnings have continued to increase, therefore, management determined that an updated analysis from an independent third party as of the end of the third quarter was not necessary at this time. A full independent review will be done to test the goodwill for impairment annually unless circumstances indicate an updated review is necessary. As the Company’s stock price per common share is currently less than its book value per common share, it is reasonably possible that management may conclude that goodwill, totaling $8.4 million at September 30, 2010, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

Deposits: Total deposits increased $46.2 million, or 16.9%, to $319.6 million at September 30, 2010 compared to $273.4 million at December 31, 2009, which was used to fund the increase in the mortgage warehouse division. There were increases in all types of deposit accounts; however the largest increases were in money market and interest checking accounts. Money market accounts increased $10.5 million, or 61.0%, and interest-bearing demand accounts increased $20.5 million. New Public fund deposits from Porter County accounted for approximately $23.5 million of the increase in these accounts. We also continue to see an increase in core retail and commercial growth in the Michigan City, Chesterton and La Porte markets. Certificates of deposit and IRA accounts increased $10.8 million, or 7.5%, at September 30, 2010 compared to December 31, 2009, primarily attributable to an increase of $6.8 million in certificates of deposit over $100,000 and an increase of $5.3 million in brokered certificates of deposit.

Borrowed Funds: Total borrowed funds decreased $8.7 million during the nine months ended September 30, 2010. Federal Home Loan Bank of Indianapolis (“FHLBI”) borrowings increased $8.0 million, or 15.1%, to $60.7 million at September 30, 2010 compared to $52.8 million at December 31, 2009. This increase was in the overnight advance borrowings, which is used to partially fund the mortgage warehouse loans. The increase in FHLBI borrowings was offset by a decrease of $16.7 million in overnight borrowings at the Federal Reserve discount window at September 30, 2010 compared to December 31, 2009. During the second quarter of 2010, the Federal Reserve announced that they would be returning to their original intent of “lender of last resort” and therefore we increased our borrowing at the FHLBI.

Total Shareholders’ Equity: Total shareholders’ equity increased $1.3 million, or 2.5%, to $51.1 million at September 30, 2010 compared to $49.9 million at December 31, 2009, due to an increase in retained earnings of $2.0 million offset by a decrease in other comprehensive income (loss) of $705,000. The other comprehensive income on securities available for sale increased $892,000 over the same time period primarily due to an overall increase in the fair values on such securities held in the Company’s available-for-sale investment portfolio. There was a decrease of $1.6 million in other comprehensive income (loss) related to the interest rate swaps the Company has entered into as of September 30, 2010 compared to December 31, 2009, primarily attributable to the continued decline in interest rates and the impact this has on the fair value of these swaps. The interest rate swaps are tested monthly by an independent third party for effectiveness and at September 30, 2010 all of the cash flow hedge interest rate swaps were effective.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Comparison of Operating Results For Three Month Period Ended September 30, 2010 and September 30, 2009

Net Income: Net income increased $212,000, or 36.0%, to $801,000 for the three months ended September 30, 2010 compared to $589,000 for the three months ended September 30, 2009. This increase is primarily due to an increase in net interest income and fees attributable to the mortgage warehouse division as well as an increase in net gains on the sale of one-to-four-family loans originated locally. The increase in both of these divisions is primarily a result of the continued low level of interest rates and the refinance activity. Also contributing to the increase in net income is a decrease in annualized average cost of interest-bearing liabilities of 54 basis points during the third quarter of 2010 compared to the prior year period. The increases were partially offset by an increase in the provision for loan losses of $444,000 in the third quarter of 2010 compared to the same prior year period.

Net Interest Income: Net interest income increased $555,000, or 19.9%, to $3.3 million for the three months ended September 30, 2010 compared to $2.8 million for the same prior year period. The increase is primarily due to an increase in the annualized net interest spread of 25 basis points, to 3.15%, for the third quarter of 2010 compared to 2.90% for the same prior year period. This is attributable to a continued decrease in the annualized average cost of interest bearing deposits as well as borrowings, partially offset by a decrease in the annualized average yield on the securities portfolio.

Interest and Dividend Income: Interest and dividend income increased $351,000, or 7.3%, for the three months ended September 30, 2010 compared to the same prior year period, primarily due to an increase in the average total interest-earning assets of $45.8 million. The increase in average assets was primarily due to the increase in mortgage warehouse loans. Partially offsetting the increase in interest and dividend income is a decrease in income from taxable securities due to a decrease in the annualized average yield on the taxable securities portfolio of 140 basis points due to the decline in interest rates and the impact this has had on the securities portfolio.

Interest income on loans, including fees increased $527,000, or 14.1%, for the three month period ending September 30, 2010 compared to the same prior year period. This increase is due to an increase in the average loan balances of $30.5 million, primarily in the mortgage warehouse loans. The annualized average yield on loans increased 9 basis points in the third quarter of 2010 compared to the prior year period, primarily due to an increase in the yield on commercial, land, construction, home equity and consumer loans. The increases were partially offset by a decrease in the commercial real estate and mortgage warehouse loan yields. The annualized average yield on the mortgage warehouse portfolio was 6.91% for the third quarter 2010 compared to 7.70% in the same prior year period. This is attributable to the continued decline in interest rates and the competitive rates offered by other lenders.

Interest income from taxable securities decreased $292,000, or 34.3%, for the third quarter of 2010 compared to the same prior year period, primarily due to a decrease in the average yield of 140 basis points. The decrease in interest income from taxable securities was partially offset by an increase in interest income from tax exempt securities of $132,000, or 75.9% over the same time period. This was primarily due to an increase in the average balance of tax exempt securities of $14.7 million despite a decrease of 26 basis points in average yield. The average balance was increased in order to take advantage of the tax benefit available on qualified municipal bonds.

Dividend income from Federal Home Loan Bank of Indianapolis (FHLBI) stock decreased $19,000, or 54.3%, in the current period compared to the same prior year period, primarily due to the decrease in the annualized average yield of 181 basis points.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the three months ended September 30, 2010 and September 30, 2009. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended September 30,
	2010			2009
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Loans	$275,186	$4,266	6.20%	$244,724	$3,739	6.11%
Taxable securities	73,265	558	3.05%	76,469	850	4.45%
Tax exempt securities	31,486	306	3.89%	16,788	174	4.15%
Federal Home Loan Bank of Indianapolis stock	4,206	16	1.52%	4,206	35	3.33%
Federal funds sold and other interest-bearing deposits	5,634	4	0.28%	1,793	1	0.22%

Total interest earning assets	389,777	5,150	5.29%	343,980	4,799	5.58%
Non-interest earning assets	41,415			40,988

Total assets	$431,192			$384,968

Savings deposits	$45,100	13	0.12%	$44,580	12	0.11%
Money market and NOW accounts	79,692	179	0.90%	42,989	90	0.84%
CDs and IRAs	149,888	993	2.65%	143,160	1,124	3.14%

Total interest-bearing deposits	274,680	1,185	1.73%	230,729	1,226	2.13%
FHLB advances	53,824	504	3.75%	58,119	663	4.56%
Subordinated debentures	5,155	71	5.51%	5,155	71	5.51%
FDIC guaranteed unsecured borrowing	4,890	50	4.09%	4,826	51	4.23%
Federal Reserve Bank discount window borrowings	11	—	0.00%	1,757	3	0.68%

Total interest-bearing liabilities	338,560	1,810	2.14%	300,586	2,014	2.68%

Non-interest bearing deposits	36,380			32,577
Other liabilities	5,800			3,875

Total liabilities	380,740			337,038
Shareholders’ equity	50,452			47,930

Total liabilities & shareholders’ equity	$431,192			$384,968

Net interest income		$3,340			$2,785

Net interest rate spread			3.15%			2.90%
Net interest margin			3.43%			3.24%

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest Expense: Interest expense decreased $204,000, or 10.1%, for the three months ended September 30, 2010 compared to the same prior year period. The annualized average cost of interest-bearing liabilities decreased 54 basis points to 2.14% for the current period from 2.68% for the same prior year period. The annualized average cost of certificates of deposit and IRA time deposits decreased 49 basis points, primarily due to the continued decrease in the interest rates paid on new and maturing deposits. The average cost of savings, money market and NOW accounts remained relatively unchanged. The Company has continued to offer a competitive interest rate on money market accounts in order to attract relatively low cost funds to help fund its mortgage warehouse division.

Interest expense on FHLBI advances decreased $159,000, or 24.0%, for the three months ended September 30, 2010 compared to the same prior year period. This decrease is primarily due to the decrease in the average balance of $4.3 million as well as a decrease in the annualized average cost of 81 basis points.

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $628,000 for the third quarter of 2010 compared to $184,000 for the same prior year period. Net charge-offs for the 2010 and 2009 periods were $536,000 and $308,000, respectively.

The increase in the provision for loan losses is primarily attributable to one commercial loan relationship that continued to deteriorate during the third quarter of 2010, requiring an additional discount on the collateral value securing the loan. During the third quarter of 2010 an additional reserve of $404,000 was added for this relationship when we became aware of a ruling in favor of a subcontractor involved with the construction of the underlying collateral. The balance of this relationship, net of specific reserves, is now $590,000. In addition, the provision for the general pool classifications increased during the quarter due to the increase in the Company’s historical charge off percentage rates applied due to the higher level of charge-offs as previously discussed. One of the factors management considers when evaluating the allowance for loan losses is the historical loan loss experience. During the first three quarters of 2010 there was also an increase in the provision for the mortgage warehouse loans from the previous year-end attributable to the increase in the outstanding balance on those loans.

Noninterest Income: Noninterest income increased $189,000, or 23.5%, to $995,000 for the three months ended September 30, 2010 compared to $806,000 for the same prior year period. This increase is primarily attributable to a $142,000 increase in gain on mortgage banking activities, a $140,000 gain on mortgage warehouse loan fees and a $41,000 increase in wire transfer fees associated with the mortgage warehouse program. The increase in residential mortgage refinance activity in the third quarter of 2010 compared to the prior year period contributed to the increase in this fee income.

Partially offsetting these increases in noninterest income was a decrease in gain on other assets. The Company acquired a piece of land in Michigan City, Indiana through the acquisition of City Savings Bank in 2007, which was being held for future branch development by City Savings. During the third quarter of 2010 management elected to transfer this property into other real estate owned at its current market value due to a decision made in the third quarter that the land was not going to be developed into an additional branch location. As a result of this transfer, the company recorded a loss of $116,000 during the third quarter of 2010. There was also a decrease in overdraft charges of $41,000 compared to the same prior year period, primarily attributable to the impact of the new “opt in” regulations regarding overdraft protection. Trust fees decreased $38,000 attributable to the closure of the trust department in early 2010.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Expense: There was no material change in total noninterest expense for the three months ended September 30, 2010 compared to the same prior year period. Salaries and wages increased $65,000, or 4.5%, primarily attributable to an increase in commission expense paid in the third quarter due to the increase in mortgage originations and a change in the pay structure of the retail mortgage division during 2010. Bank examination fees decreased $42,000, or 28.2%, primarily due to a decrease in audit fees attributable to SOX 404(b) testing by our external audit firm as audit fees had been incurred in 2009 prior to the temporary extension that was received in the prior year. The Dodd-Frank Wall Street Reform and Consumer Protection Act, passed by Congress, provides a permanent exemption for smaller public companies. Advertising expense decreased $24,000, or 35.8%, primarily attributable to a decrease in promotions expense compared to the prior year period.

Income Taxes: Income tax expense increased $57,000, or 37.8%, for the three months ended September 30, 2010 compared to the same prior year period, primarily due to the increase in income before taxes of $269,000. The effective tax rate was 20.6% for the third quarter of 2010 and 20.4% for the same prior year period.

Comparison of Operating Results For Nine Month Period Ended September 30, 2010 and September 30, 2009

Net Income: Net income increased $458,000, or 29.0%, to $2.0 million for the nine months ended September 30, 2010 compared to $1.6 million for the same prior year period. This increase is primarily attributable to an increase in net interest income of $1.6 million, and an increase in noninterest income of $443,000. The mortgage warehousing line of business continues to have a positive impact on interest and fee income compared to the prior year period, in addition to an increase in net gains on the sale of one-to-four-family residential loans originated locally. Partially offsetting the increase in net income was an increase in the provision for loan losses of $1.9 million compared to the prior year end. The Company continues to add to its allowance for loan losses during the challenging economic conditions and high local unemployment.

Net Interest Income: Net interest income increased $1.6 million, or 20.9%, for the first nine months of 2010 compared to the same prior year period. This increase is primarily due to an increase in the annualized net interest spread of 32 basis points to 3.07% from 2.75%, as well as an increase in the average net interest-earning assets of $9.3 million. The primary reason for the increase in the net interest spread is the continued decrease in the annualized average cost of interest bearing deposits and borrowings, as well as an increase in the annualized yield on the loan portfolio attributable to the warehouse division.

Interest and Dividend Income: Interest and dividend income increased $890,000, or 6.3%, for the nine months ended September 30, 2010 compared to the same prior year period, primarily due to an increase in the average total interest-earning assets of $35.9 million. The mortgage warehouse program originated in May of 2009 and therefore is not fully reflected in the prior year, which resulted in an increase in average warehouse loans of $36.8 million. The increase in the average balance of interest earning assets more than offset the decrease of 21 basis points in average yield.

Interest income on loans, including fees, increased $1.5 million, or 13.8%, for the first nine months of 2010 compared to the same prior year period, primarily due to an increase in the average loan balances of $26.6 million attributable to the warehouse division. The increase in interest income on loans was also impacted by an increase of 14 basis points in the annualized average yield on loans. The increase in yield was primarily attributable to the growth in the warehouse loans as a percentage of the total loan portfolio. The average annualized yield on the warehouse loans for the first nine months of 2010 was 6.97% compared to the yield on the total loan portfolio of 6.17%.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the nine months ended September 30, 2010 and September 30, 2009. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense.

	For the Nine Months Ended September 30,
	2010			2009
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Loans	$260,622	$12,051	6.17%	$233,997	$10,587	6.03%
Taxable securities	77,295	2,010	3.47%	87,581	3,024	4.60%
Tax exempt securities	28,011	834	3.97%	11,378	356	4.17%
Federal Home Loan Bank of Indianapolis stock	4,206	58	1.84%	4,206	100	3.17%
Federal funds sold and other interest-bearing deposits	4,760	7	0.20%	1,796	3	0.22%

Total interest earning assets	374,894	14,960	5.32%	338,958	14,070	5.53%
Non-interest earning assets	41,373			42,007

Total assets	$416,267			$380,965

Savings deposits	$45,100	38	0.11%	$43,830	40	0.12%
Money market and NOW accounts	69,243	465	0.90%	40,311	248	0.82%
CDs and IRAs	146,883	3,003	2.73%	139,876	3,453	3.29%

Total interest-bearing deposits	261,226	3,506	1.79%	224,017	3,741	2.23%
FHLB advances	53,081	1,639	4.12%	63,836	2,182	4.56%
Subordinated debentures	5,155	210	5.43%	5,155	196	5.07%
FDIC guaranteed unsecured borrowing	4,875	151	4.13%	4,100	127	4.13%
Federal Reserve Bank discount window borrowings	1,950	10	0.68%	2,591	10	0.51%

Total interest-bearing liabilities	326,287	5,516	2.25%	299,699	6,256	2.78%

Non-interest bearing deposits	35,351			30,464
Other liabilities	4,514			3,436

Total liabilities	366,152			333,599
Shareholders’ equity	50,115			47,366

Total liabilities & shareholders’ equity	$416,267			$380,965

Net interest income		$9,444			$7,814

Net interest rate spread			3.07%			2.75%
Net interest margin			3.36%			3.07%

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest income from taxable securities decreased $1.0 million, or 33.5%, for the nine months ended September 30, 2010, primarily due to a decrease in the annualized average yield of 113 basis points as well as a decrease in the average balance of $10.3 million. This is primarily due to the company restructuring and selling some of its taxable securities during 2010 and reinvesting into tax exempt securities and at the same time recording securities gains. The decrease in the interest income from taxable securities was partially offset by an increase in income on tax exempt securities of $478,000 over the same time period. The average balance of tax exempt securities increased $16.6 million over the same time period. The company expects to reduce its income tax expense as a result of the increase in tax exempt securities income.

Dividend income from Federal Home Loan Bank of Indianapolis (“FHLBI”) stock decreased $42,000, or 42.0%, for the first nine months of 2010 compared to the same prior year period, attributable to the decrease in the annualized average yield to 1.84% from 3.17%. Although the FHLBI has continued to pay a dividend, it has decreased the dividend consistently due to impairment charges they have recorded attributable to their private label mortgage backed securities.

Interest Expense: Interest expense decreased $740,000, or 11.8%, for the nine months ended September 30, 2010 compared to the same prior year period. The annualized average cost of interest-bearing liabilities decreased 53 basis points to 2.25% for the current period from 2.78% for the same prior year period. The annualized average cost of certificates of deposit and IRA time deposits decreased 56 basis points, primarily due to the continued decrease in the interest rates paid on new and maturing deposits. The average cost of savings, money market and NOW accounts remained relatively unchanged. The Company has continued to offer a competitive interest rate on money market accounts in order to attract relatively low cost funds to help fund its mortgage warehouse division.

Interest expense on FHLBI advances decreased $543,000, or 24.9%, or 44 basis points for the first nine months of 2010 compared to the same prior year period. This is primarily attributed to a decrease in the average balance of $10.8 million and a decrease of 44 basis points in the average rate due to decreases in the rates paid on advances that renewed during the nine month period.

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $2.3 million for the first nine months of 2010 compared to $442,000 for the same prior year period. Net charge-offs for the 2010 and 2009 periods were $625,000 and $468,000, respectively.

The increase in the provision for loan losses from the prior year was partially attributable to two commercial loan relationships. One of these relationships, totaling $2.2 million, is secured by a chemical manufacturing facility, equipment and inventory and a personal guarantee. The Company had a more extensive review of the chemical inventory securing the loan in late March, which led to an additional $859,000 reserve in the first quarter. During the third quarter of 2010 an additional reserve of $404,000 was added when we became aware of a ruling in favor of a subcontractor involved with the construction of the underlying collateral. The balance of this relationship, net of specific reserves, is now $590,000. The second relationship consists of one commercial real estate loan in the amount of $350,000 with a 50% SBA guarantee as well as a commercial business loan in the amount of $400,000 secured by inventory, accounts receivable and equipment. During the second quarter of 2010, negotiations for the sale of the business ceased and the business subsequently closed, which led to an additional reserve of $475,000 in the second quarter. During the third quarter of 2010 the business filed for Chapter 7 bankruptcy and the loans were partially charged-off to a remaining balance of $105,000, net of specific reserves, at September 30, 2010.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The provision for the mortgage warehouse loans also increased in the first nine months of 2010 compared to the prior year period, due to the increase in the outstanding loan balances and also due to an increase in the historical loan loss factors used to establish the minimum reserve ratios for the general loan pools due to higher levels of charge-offs in 2010 versus prior years.

Noninterest Income: Noninterest income increased $443,000, or 15.2%, to $3.4 million for the first nine months of 2010 compared to $2.9 million for the same prior year period. This increase is primarily attributable to an increase in mortgage warehouse loan fees and wire transfer fees of $549,000 compared to the prior year period. There was also an increase in net gains on securities of $238,000 in the first nine months of 2010, primarily due to gains taken during the first quarter of 2010. Management’s analysis determined that market conditions provided the opportunity to sell a number of securities and add these gains to capital permanently without a negative impact to long-term earnings. The potential for rising interest rates at some point in the future, and the announcement that the Federal Reserve Board’s program to purchase mortgage backed securities will end sometime in 2010, led to concern of eroding prices on these securities and the potential to negatively impact capital. ATM and debit card fees increased $45,000, or 19.6%, attributable to increased activity as well as an increase to the foreign card usage fee in late 2009.

Partially offsetting these increases in noninterest income was a decrease of $228,000, or 28.6%, in net gains on mortgage banking activities in the first nine months of 2010 compared to the prior year period. Mortgage banking activity had slowed down significantly during the first half of 2010 compared to the prior year, however did increase significantly in the most recent quarter. Trust fees decreased $104,000, or 94.6%, attributable to the closing of the trust department in early 2010. However, trust referral fee income increased $17,000 during the same period, partially offsetting the decrease. Service charges on deposit accounts decreased $78,000, or 12.3%, in the first nine months of 2010 compared to the prior year period. This decrease was attributable to a decrease in overdraft charges of $78,000 as a result of the new “opt in” regulations governing overdraft activity and the Bank’s ability to charge for this service.

Noninterest Expense: Noninterest expense decreased $358,000, or 4.3%, to $8.0 million for the nine months ending September 30, 2010 compared to $8.4 million for the same prior year period. This decrease is primarily due to the $427,000 prepayment penalty fee assessed to retire the FHLB advance in the prior year period as well as a decrease in FDIC insurance of $153,000. In the prior year period there was also a special assessment of 5 basis points on total assets less Tier 1 Capital as of June 30, 2009. The special assessment resulted in an expense of $176,000 in the second quarter of 2009 which was not applicable in the current period. Occupancy expense decreased $56,000, or 4.0%, in the first nine months of 2010 compared to the same prior year period, primarily due to a decrease in depreciation expense of $59,000. Amortization of intangibles decreased $55,000, or 21.3%, since the core deposit intangible asset is amortized into expense on an accelerated basis. Bank examination fees decreased $28,000, or 7.3%, primarily due to a decrease in audit fees attributable to SOX 404(b) testing by our external audit firm as audit fees had been incurred in 2009 prior to the temporary extension that was received in the prior year. The Dodd-Frank Wall Street Reform and Consumer Protection Act, passed by Congress, provides a permanent exemption for smaller public companies. Advertising expense decreased $22,000, or 12.4%, primarily attributable to a decrease in promotions expense compared to the prior year period.

These decreases in noninterest expense were partially offset by an increase in salaries and employee benefits of $333,000, or 8.3%, over the 2009 period. This was primarily attributable to the termination in the prior year period of one of the Bank’s post retirement life insurance benefit plans that it had established for a limited number of exempt employees, resulting in a $161,000 decrease in that expense for the nine months ended September 30, 2009. There was also an increase in exempt payroll expense of $81,000, primarily due to the addition of the mortgage warehouse staff in the second quarter of 2009. Commission expense paid to mortgage originators also increased $39,000 primarily due to a change in the pay structure of the retail mortgage division during 2010. There was no material change in other expense during the nine months of 2010 compared to the prior year period.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Income Taxes: Income tax expense increased $123,000, or 35.1%, for the nine months ended September 30, 2010 compared to the same prior year period, primarily due to the increase in income before taxes of $581,000. The effective tax rate was 18.8% for the first nine months of 2010 and 18.1% for the same prior year period. Our deferred tax asset has increased from $1.0 million at December 31, 2009 to $1.6 million at September 30, 2010, primarily due to an increase in the deferred tax asset for bad debt expense from $1.1 million at December 31, 2009 to $1.7 million at September 30, 2010.

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

The Company’s liquid assets, defined as cash and due from financial institutions and the market value of unpledged securities available-for-sale totaled $73.2 million at September 30, 2010 and constituted 16.30% of total assets at that date, compared to $37.4 million, or 9.22%, of total assets at December 31, 2009.

The Company also maintains lines of credit with the Federal Home Loan Bank. The total of these lines of credit were $83.8 million at September 30, 2010, of which $60.7 million in Federal Home Loan Bank advances were outstanding. The Company has additional securities and certain approved real estate loans available to pledge as collateral in order to increase our lines of credit with the Federal Home Loan Bank. At September 30, 2010, we had $65.6 million in unpledged securities available for sale. The Company actively utilizes its borrowing capacity with the Federal Home Loan Bank to manage liquidity and to provide a funding alternative to time deposits, if the Federal Home Loan Bank’s rates and terms are more favorable. The advances from the Federal Home Loan Bank can have maturities from overnight to multiple years. At September 30, 2010, $28.4 million of these advances were due within one year, and $32.3 million had maturities greater than a year.

The Company may also utilize the Federal Reserve discount window as a source of short-term funding from time to time. At September 30, 2010, the Company’s overnight borrowings with the Federal Reserve Bank discount window totaled $0. The Company’s borrowing capacity at the Federal Reserve Bank discount window is based on the collateral value of pledged securities. The collateral value of securities pledged to the Federal Reserve discount window at September 30, 2010 totaled $16.8 million. At September 30, 2010, we had $65.6 million in unpledged securities available for sale.

During the third quarter of 2010, the Company was extended an accommodation from First Tennessee Bank National Association to borrow federal funds up to the amount of $15.0 million. This federal funds accommodation is not and shall not be a confirmed line or loan, and First Tennessee Bank National Association may cancel such accommodation at any time, in whole or in part, without cause or notice, in its sole discretion. At September 30, 2010, the Company’s borrowings from First Tennessee Bank National Association totaled $0.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios and minimum ratio requirements. Under these regulations, banks are required to maintain a total risk-based capital ratio of 8.0% of risk-weighted assets and a Tier 1 risk-based capital ratio (primarily total shareholders’ equity less intangible assets) of at least 4.0% of risk-weighted assets. The Bank had total and Tier 1 risk-based capital ratios of 14.86% and 13.60% at September 30, 2010, and was “well-capitalized” under the regulatory guidelines.

In addition, regulators have adopted a minimum leverage ratio standard for Tier 1 capital to average assets. The minimum ratio for top-rated institutions may be as low as 3%. However, regulatory agencies have stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3% minimum. As of September 30, 2010, the Bank’s leverage ratio was 10.12%. Capital levels for the Bank remain above the established regulatory capital requirements.

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

At September 30, 2010, given a +3.00% or –3.00% shock in interest rates, our model results in the Bank’s net interest income for the next twelve months changing by $115,000, or 0.77%, and $(450,000), or (3.01)%, respectively.

The Company measures its economic value of equity at risk on a quarterly basis. Economic value of equity at risk measures the Company’s exposure to changes in its economic value of equity due to changes in a forecast interest rate environment. At September 30, 2010, given a +3.00% or -3.00% shock in interest rates, our model results in the Bank’s economic value of equity at risk for the next twelve months changing by (2.09)%, and (9.99)%, respectively.

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

As of September 30, 2010, there are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities: Not applicable

(b)	Use of Proceeds: Not applicable

(c)	Repurchase of Our Equity Securities: Not applicable

The following table presents a summary of the Company’s share repurchases during the quarter ended September 30, 2010.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1-September 30	—	—	—	14,100

Total	—	—	—	14,100

(1)	On November 13, 2009, the Company commenced a stock repurchase program pursuant to which the Company intends to repurchase, in the open market and in privately negotiated transactions, up to 3 percent (approximately 63,400 shares) of the Company’s then outstanding public shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaPorte Bancorp, Inc.

November 12, 2010	/s/ Lee A. Brady
Date	Lee A. Brady,
President and Chief Executive Officer

November 12, 2010	/s/ Michele M. Thompson
Date	Michele M. Thompson,
Executive Vice President and
Chief Financial Officer