Form 10-K
period 2010-12-31
LaPorte Bancorp, Inc.
filed 2011-03-23
CIK 1400848

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended December 31, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 001-33733

LaPorte Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Federal	26-1231235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

710 Indiana Avenue, LaPorte, Indiana	46350
(Address of Principal Executive Offices)	(Zip Code)

(219) 362-7511

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
(Title of each class)	(Name of each exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 21, 2011, there were issued and outstanding 4,586,363 shares of the Registrant’s Common Stock.

As of June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $34,168,404.

DOCUMENTS INCORPORATED BY REFERENCE

•	Annual Report to Stockholders of the Registrant for the Fiscal Year Ended December 31, 2010 (Part II).

•	Proxy Statement for the 2011 Annual Meeting of Stockholders of the Registrant (Part III).

PART I

Item 1.	Business

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

LaPorte Savings Bank, MHC

LaPorte Savings Bank, MHC is our federally-chartered mutual holding company parent. As a mutual holding company, LaPorte Savings Bank, MHC is a non-stock company. As of December 31, 2010, LaPorte Savings Bank, MHC owned 54.99% of LaPorte Bancorp’s common stock. As long as LaPorte Savings Bank, MHC exists, it is required to own a majority of the voting stock of LaPorte Bancorp and, through its board of directors, will be able to exercise voting control over most matters put to a vote of shareholders. LaPorte Savings Bank, MHC does not engage in any business activity other than owning a majority of the common stock of LaPorte Bancorp.

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

As of March 21, 2011, LaPorte Savings Bank, MHC held 2,522,013 shares, or 54.99%, of LaPorte Bancorp’s outstanding common stock.

Market Area

Our primary market for both loans and deposits is currently concentrated around the areas where our full-service banking offices are located in LaPorte and Porter Counties, Indiana. The City Savings Bank Merger increased our market presence in LaPorte and Porter Counties, particularly in Michigan City, Rolling Prairie and Chesterton, Indiana.

We further increased our market presence in LaPorte County with the opening of our Westville, Indiana full-service banking office in July 2008. As of December 31, 2010, the Westville office had total deposits of $7.6 million.

Because of its location at the southern tip of Lake Michigan, LaPorte County is a major access point to the Chicago market for both rail and highway. LaPorte County is the second largest county in Indiana. The southern part of the county is rural and agricultural in nature. The northern part of the county is where LaPorte and Michigan City are located and the majority of the population is centered. The economy of LaPorte and Michigan City were once built around large manufacturing, however both have made the transition to light industry and service industry. Michigan City because of its location on Lake Michigan has seen a growth in tourism. As of June 30, 2010, The LaPorte Savings Bank had a deposit market share of approximately 19.54% in LaPorte County, which represented the second largest share in LaPorte County of any FDIC insured financial institution.

Both land and labor costs in LaPorte County have remained below the surrounding market areas, while the population has remained stable and historically property values have not experienced large increases. We experienced declining property values in certain areas of LaPorte County in 2009 and 2010.

Porter County to the west has seen much higher growth because of its proximity to the Chicago market. As a result of the acquisition of City Savings Financial we acquired a branch in Chesterton in Porter County. As of June 30, 2010, the LaPorte Savings Bank had a deposit market share of approximately 1.13% in Porter County. We experienced declining property values in certain areas of Porter County in 2010.

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

Except as noted herein, we do not intend any other dramatic change in our loan composition.

The volume of and risk associated with our loans are affected by general economic conditions, including the current economic recession and weakness in real estate values.

Loan Approval Procedures and Authority. Our loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, we review each borrower’s employment and credit history and information on the historical and projected income and expenses of mortgagors. All residential mortgage loans in excess of the individual officer’s loan authority but less than an amount requiring board approval must be approved by the Officer Loan Committee. The Officer Loan Committee consists of the President, Executive Vice President – Credit, Senior Vice President – Mortgage Warehousing, Senior Vice President Commercial Lending, and Executive Vice President/Chief Financial Officer. Committee approval is required for all real estate loans above Freddie Mac eligible guidelines but less than an aggregate of $750,000. Other non Freddie Mac loans require Committee approval if they exceed individual authorities but have an aggregate of less than $750,000. Board approval is required for all real estate loans above Freddie Mac guidelines or for loans for which the customer has an aggregate balance of $750,000 or more.

Our mortgage warehouse loan approval process is intended to minimize potential risk by establishing desirable relationships with experienced and well managed Mortgage Companies (participants). The LaPorte Savings Bank is relying primarily upon the mortgagor to repay the loan or extension of credit, but the Mortgage Participant and their principal owners are guaranteeing the performance of those loans or extension of credits they have originated. All residential mortgage loans in excess of an individual warehouse staff member’s loan authority must be approved by two members of the Officer Loan Committee. The Officer Loan Committee consists of the President, Executive Vice President – Credit, Senior Vice President – Mortgage Warehousing, Senior Vice President Commercial Lending and Executive Vice President/Chief Financial Officer. We have also established limits on outstanding lines to each participant. A maximum limit of $20.0 million has been established for a single participant and a $25.0 million combined limit has been established for participants with common ownership. The Officer Loan Committee has the authority to increase these limits up to 20%.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
One- to four-family	$57,144	20.64%	$70,126	27.08%	$84,706	38.10%	$93,439	42.05%	$63,973	46.72%
Five or more family	11,586	4.18	6,743	2.60	5,200	2.34	712	0.32	204	0.15
Commercial	79,807	28.82	75,506	29.16	65,078	29.27	59,332	26.70	35,578	25.98
Construction	6,832	2.47	5,420	2.09	7,736	3.48	11,268	5.07	2,578	1.88
Land	10,795	3.90	11,753	4.54	11,016	4.95	4,829	2.17	74	0.06

Total real estate	166,164	60.01	169,548	65.48	173,736	78.14	169,580	76.32	102,407	74.79

Mortgage warehouse	69,600	25.13	43,765	16.90	—	—	—	—	—	—

Consumer and other loans:
Home equity	14,187	5.12	15,704	6.06	15,579	7.01	16,996	7.65	7,303	5.33
Commercial	17,977	6.49	18,122	7.00	19,390	8.72	17,356	7.81	9,569	6.99
Automobile and other loans (1)	8,985	3.24	11,790	4.55	13,622	6.13	18,276	8.22	17,650	12.89

Total consumer and other loans	41,149	14.86	45,616	17.62	48,591	21.86	52,628	23.68	34,522	25.21

Total loans	$276,913	100.00%	$258,929	100.00%	$222,327	100.00%	$222,208	100.00%	$136,929	100.00%

Net deferred loan costs	133		122		111		86		189
Allowance for loan losses	(3,943)		(2,776)		(2,512)		(1,797)		(1,041)

Total loans, net	$273,103		$256,275		$219,926		$220,497		$136,077

(1)	Includes $3,390 of indirect automobile and $5,595 of direct automobile and other loans at December 31, 2010, $4,780 of indirect automobile and $7,010 of direct automobile and other loans at December 31, 2009, $6,041 of indirect automobile and $7,581 of direct automobile and other loans at December 31, 2008, $9,604 and $8,672 at December 31, 2007, and $14,091 and $3,559 at December 31, 2006.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2010. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family		Five or More Family		Commercial Real Estate		Mortgage Warehouse
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Due During the Years Ending December 31,
2011	$1,774	6.66%	$1,176	4.26%	$11,183	5.26%	$69,600	6.58%
2012	716	6.09	15	5.00	1,513	5.90	—	—
2013	1,928	5.69	1,541	6.20	16,677	6.19	—	—
2014 to 2015	3,943	5.77	8,532	5.63	26,988	6.08	—	—
2016 to 2020	10,325	5.75	154	5.75	15,044	5.88	—	—
2021 to 2025	6,730	5.72	—	—	4,566	6.08	—	—
2026 and beyond	31,728	5.99	168	6.63	3,836	6.99	—	—

Total	$57,144	5.91%	$11,586	5.58%	$79,807	5.99%	$69,600	6.58%

	Commercial Non-Real Estate		Construction and Land		Home Equity, Automobile and Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Due During the Years Ending December 31,
2011	$7,576	5.15%	$9,881	5.95%	$1,416	4.43%	$102,606	6.21%
2012	1,456	6.08	1,668	5.85	2,538	5.26	7,906	5.73
2013	1,427	5.81	762	6.40	3,325	5.67	25,660	6.07
2014 to 2015	6,623	6.73	4,372	5.78	8,008	5.70	58,466	5.99
2016 to 2020	666	4.35	661	5.17	5,928	5.92	32,778	5.80
2021 to 2025	229	7.00	283	5.37	1,745	6.67	13,553	5.98
2026 and beyond	—	—	—	—	212	9.28	35,944	6.12

Total	$17,977	5.86%	$17,627	5.88%	$23,172	5.73%	$276,913	6.07%

The following table sets forth the contractual maturities of fixed- and adjustable-rate loans at December 31, 2010 that are due after December 31, 2011.

	Due After December 31, 2011
	Fixed	Adjustable	Total
	(In thousands)

Real Estate:
One- to four-family	$43,870	$11,500	$55,370
Five or more family	9,769	641	10,410
Commercial	35,452	33,172	68,624
Construction	1,270	—	1,270
Land	3,736	2,740	6,476

Total real estate loans	94,097	48,053	142,150

Mortgage warehouse	—	—	—

Consumer and other loans:
Home equity	2,473	10,858	13,331
Commercial	8,317	2,084	10,401
Automobile and other	8,243	182	8,425

Total consumer and other loans	19,033	13,124	32,157

Total loans	$113,130	$61,177	$174,307

One- to Four-Family Residential Loans. At December 31, 2010, approximately $57.1 million, or 20.64% of our loan portfolio, consisted of one- to four-family residential loans. The majority of the one- to four-family residential mortgage loans we originate are conventional, but we also offer FHA and VA loans. The Bank does not, nor has it ever engaged in subprime lending, defined as mortgage loans to borrowers who do not qualify for market interest rates because of problems with their credit history. Our one- to four-family residential mortgage loans are currently originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, although loans may be made with higher loan-to-value ratios at a higher interest rate to compensate for the increased credit risk. Private mortgage insurance is generally required on loans with a loan-to-value ratio in excess of 80%. Fixed-rate loans are originated for terms of 10 to 40 years. Depending on market conditions, we generally sell a majority of our fixed rate one- to four-family loans as part of our asset/liability management strategy. At December 31, 2010, our largest loan secured by one- to four-family real estate had a principal balance of approximately $914,000 and was secured by a single family residence. This loan was performing in accordance with its repayment terms at December 31, 2010.

We also offer, to a lesser extent, adjustable rate mortgage loans with fixed terms of one, three, five, seven or ten years before converting to an annual adjustment schedule based on changes in a designated United States Treasury index. We originated $0 of adjustable rate one- to four-family residential loans during the year ended December 31, 2010 and $0 during the year ended December 31, 2009. The adjustable rate mortgage loans that we originate provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 600 basis points, and amortize over terms of up to 30 years.

Adjustable rate mortgage loans help decrease the risk associated with changes in market interest rates by periodically repricing. However, adjustable rate mortgage loans involve other risks because, as interest rates increase, the interest payments on the loan increase, which increases the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2010, $11.5 million, or 20.77%, of our one- to four-family residential loans contractually due after December 31, 2011 had adjustable rates of interest.

We acquired a substantial amount of our adjustable rate one- to four-family residential mortgage loans in connection with our acquisition of City Savings Bank in 2007. At December 31, 2010, $16.0 million of our one- to four-family residential loans were acquired from City Savings Bank, of which $9.6 million were adjustable rate loans. Most of City Savings Bank’s adjustable rate loans were originated with rates that were fixed for an initial term of five years and then adjust on an annual basis thereafter, pegged to the one-year United States Treasury index. These loans also provide for a maximum interest rate adjustment of 200 basis points over a one-year period and a maximum adjustment of 600 basis points over the life of the loan, and are amortized over terms up to 30 years.

At December 31, 2010, $1.2 million of our one- to four-family residential mortgage loans were classified as non-performing. $453,000, or 37.01%, of these nonperforming loans were acquired in connection with the City Savings Bank Merger, and all are adjustable rate loans.

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

Mortgage Warehouse Lending. In May of 2009, we introduced a mortgage warehousing lending line of business, headed up by an individual brought into the organization with an extensive background in this field. Under this program, we provide financing to approved mortgage companies for the origination and sale of residential mortgage loans. Each individual mortgage is assigned to us until the loan is sold to the secondary market by the mortgage company. We take possession of each original note, or in some instances a third party custodian takes possession, and forwards such note to the end investor once the mortgage company has sold the loan. These individual loans are typically sold by the mortgage company within 30 days and are seldom held more than 90 days. Interest income is accrued during this period and fee income for each loan sold is collected when the loan is sold. Agency eligible, governmental (FHA insured or VA guaranteed) and jumbo residential mortgage loans that are secured by mortgages placed on existing one-to four-family dwellings may be purchased and placed in the warehouse line.

As of December 31, 2010, the Bank had repurchase agreements with 9 mortgage companies and held $69.6 million of warehoused loans. Since beginning the warehousing business in May 2009, the approved mortgage companies have originated $3.2 billion in mortgage loans and sold $3.2 billion in mortgage loans. We recorded interest income of $5.3 million, mortgage warehouse loan fees of $1.1 million and wire transfer fees of $339,000.

Commercial Real Estate Loans. At December 31, 2010, $79.8 million, or 28.82% of our total loan portfolio consisted of commercial real estate loans. Our commercial real estate loans are secured by retail, industrial, warehouse, service, medical and other commercial properties. Because, on average, our commercial real estate loans have a shorter term to repricing and a higher yield than our residential loans, such loans can be a helpful asset/liability management tool.

We originate both fixed- and adjustable-rate commercial real estate loans. Our originated fixed-rate commercial real estate loans generally have initial terms of up to five years, with a balloon payment at the end of the term. Our originated adjustable-rate commercial real estate loans generally have an initial term of three- to five-years and a repricing option. Our originated commercial real estate loans generally amortize over 15 to 20 years. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. At December 31, 2010, our largest commercial real estate loan balance was $3.7 million, and was secured by a hotel and medical complex. At December 31, 2010, this loan was performing in accordance with its repayment terms.

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

We acquired a number of commercial real estate loans as a result of the acquisition of City Savings Bank. The majority of these loans were adjustable-rate commercial real estate loans generally having terms no greater than 20 years. Acquired loans that showed evidence of credit deterioration on the date of the City Savings Bank acquisition were recorded at an allocated fair value. Since the date of acquisition we have not recorded any specific reserves related to these loans. At December 31, 2010, the balance of these loans acquired with City Savings Bank was $962,000. For further information about the accounting treatment of purchased loans, see Note 3 to Consolidated Financial Statements included in Part IV hereof.

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

Set forth below is information regarding our commercial real estate loans at December 31, 2010.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)

Real estate development and rental	158	$22,685
Health care and social	14	4,282
Retail trade	37	7,441
Accommodation and food	33	15,642
Other services	44	5,818
Manufacturing	29	6,481
Construction	55	9,940
Other miscellaneous	61	7,518

	431	$79,807

At December 31, 2010, $2.8 million of our commercial real estate loans were classified as non-performing. $878,000, or 31.15%, of these loans were acquired from City Savings Bank.

During recent years, we have increased our emphasis on commercial real estate lending. However, we do not expect to experience a significant increase in the near future due to current economic conditions.

Construction and Land Loans. At December 31, 2010, $17.6 million, or 6.37%, of our total loan portfolio consisted of construction and land loans. A majority of our mortgage construction loans are for the construction of residential properties and carry fixed rates. Most of our current residential construction loan originations are structured for permanent mortgage financing once the construction is completed. At December 31, 2010, our largest residential construction loan balance was $1.3 million, and was secured by the construction of a one- to four-family residence. At December 31, 2010 this loan was performing in accordance with its terms.

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

We also occasionally make loans to builders and developers “on speculation” to finance the construction of residential property where justified by an independent appraisal. Whether we are willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by a separate underwriting process. At December 31, 2010, we had no construction loans outstanding secured by one- to four-family residential property built on speculation. Given the current state of the economy and overall concerns with the construction development industry, we have significantly reduced our exposure in this type of lending and do not anticipate a change in this strategy in the near future.

We also make commercial land development and residential land loans. The growth in this area has been primarily from loans to real estate developers for the acquisition and development of one- to four-family residential developments. These loans generally have an interest-only phase during construction then convert to permanent financing. The maximum loan-to-value ratio applicable to these loans is generally 80%. At December 31, 2010, our total balance of commercial land development and residential land loans was $10.8 million, and the balance of such loans acquired with City Savings Bank was $3.3 million. At December 31, 2010, our largest commercial real estate development loan balance was $1.2 million, and was secured by land development. At December 31, 2010, this loan was considered a nonperforming loan.

We also make construction loans for commercial development projects such as multi-family, apartment and small retail and office buildings. These loans generally have an interest-only phase during construction then convert to permanent financing. Disbursements of construction loan funds are at our discretion based on the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At December 31, 2010, we had construction loans with an outstanding aggregate balance of $4.9 million and $233,000 of undrawn commitments which were secured by multi-family residential or commercial property. At December 31, 2010, our largest commercial construction loan balance was $4.6 million, and was secured by the construction of a multi-family apartment complex. At December 31, 2010, this loan was performing in accordance with its terms.

We also occasionally make loans to builders and developers for the development of one- to four-family lots in our market area. We acquired a number of such loans in the City Savings Bank merger. Land loans are generally made in amounts up to a maximum loan-to-value ratio of 75% based upon an independent appraisal. When feasible, we obtain personal guarantees for our land loans.

The table below sets forth, by type of collateral property, the number and amount of our construction and land loans at December 31, 2010, all of which are secured by properties located in our market area. Loans acquired with City Savings Bank represent $1.2 million or 47.81% of the non-performing construction and land loans.

	Net Principal Balance	Non-Performing
	(Dollars in thousands)

One- to four-family construction	$1,885	$—
Multi-family construction	4,608	—
Commercial construction	339	—
Land	10,795	2,468

Total construction and land loans	$17,627	$2,468

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

Commercial Loans. At December 31, 2010, $18.0 million, or 6.49% of our total loan portfolio consisted of commercial loans, of which $257,000 of such commercial loans were acquired in the City Savings Bank merger. Purchased loans that showed evidence as of the date of acquisition of credit deterioration since their origination were recorded at an allocated fair value.

Commercial credit is offered primarily to small business customers, usually for asset acquisition, business expansion or working capital purposes. Current term loan originations generally have a three- to five-year term with a balloon payment. Current term loan originations will not exceed 15 years without approval from the board. The maximum loan-to-value ratio of our current commercial loan originations is generally 80%. The extension of a commercial credit is based on the ability and stability of management, whether cash flows support the proposed debt repayment, earnings projections and the assumptions for such projections and the volume and marketability of any underlying collateral. At December 31, 2010, our largest commercial loan balance was $2.4 million, and was secured by a trust security portfolio. At December 31, 2010, this loan was performing in accordance with its terms.

Set forth below is information regarding The LaPorte Savings Bank’s commercial business (non-real estate) loans at December 31, 2010.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)

Real estate development and rental	25	$3,855
Health care and social	9	377
Retail trade	46	782
Accommodation and food	9	3,526
Other services	15	809
Manufacturing	26	3,105
Construction	41	1,788
Other miscellaneous	51	3,735

	222	$17,977

Commercial loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself which may be highly vulnerable to changes in general economic conditions (including the current recession). Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards. At December 31, 2010, $0 of our commercial loans were classified as nonperforming.

Home Equity Loans and Lines of Credit. We originate fixed and variable rate home equity loans and variable rate home equity lines of credit secured by a lien on the borrower’s residence. The home equity products we originate generally are limited to 80% of the property value less any other mortgages. During 2009, we lowered the maximum loan to value ratio to 70% from 80% for the interest only home equity loans we originate. The variable interest rates for home equity loans and lines of credit are determined by the Wall Street Journal prime rate and may not exceed a designated maximum over the life of the loan. Our home equity lines of credit have an interest rate floor and at December 31, 2010 a majority of these loans’ interest rates were at their floor. We currently offer home equity loans with terms of up to 10 years with principal and interest paid monthly from the closing date. Our home equity lines of credit provide for an initial draw period of up to 10 years, and payments include principal and interest calculated based on 2% of the outstanding principal balance. We offer interest-only home equity loans up to a five year term with payments of monthly interest. At the end of the initial term, the line must be paid in full or renewed.

Home equity loans acquired in connection with the City Savings Bank merger were $2.3 million at December 31, 2010, of which $1.3 million of these loans were interest only home equity loans with principal to be repaid at maturity.

At December 31, 2010, $14.2 million or 5.12% of our total loan portfolio consisted of home equity loans and lines of credit. At December 31, 2010, our largest home equity loan balance was $377,000. This loan was secured by a single family residence and was considered a nonperforming loan. This loan was acquired in connection with the City Savings merger and is an interest only loan.

Home equity lending is subject to the same risks as one-to four-family residential lending except that, since home equity loans tend to carry higher loan to value ratios and more household debt than one-to four-family loans, there is often a somewhat higher degree of credit risk, particularly in a period of economic difficulties such as is currently occurring.

At December 31, 2010, $377,000 of our home equity loans were classified as non-performing. All of these loans were acquired with City Savings Bank.

Automobile and Other Loans. We offer a variety of loans that are either unsecured or secured by property other than real estate. These loans include loans secured by deposits, recreational vehicles or boats, personal and bond loans and indirect and direct automobile loans. At December 31, 2010, these consumer and other loans totaled $9.0 million, or 3.24% of the total loan portfolio. We acquired a significant portfolio of these loans in connection with the City Savings Bank merger. At December 31, 2010, we had $1.8 million of such loans acquired with the City Savings Bank merger. At December 31, 2010, $3.4 million or 1.22% of our total loan portfolio consisted of indirect automobile loans, down from $4.8 million of such loans at December 31, 2009.

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

From time to time, we purchase loans from third parties to supplement loan production. In particular, we may purchase loans of a type that are not available, or that are not available with as favorable terms, in our own market area. We generally use the same underwriting standards in evaluating loan purchases as we do in originating loans. During 2010, we did not purchase any additional loans from third parties. At December 31, 2010, $1.9 million, or less than 1% of our portfolio consisted of purchased loans. At December 31, 2010, all of our purchased loan portfolio was serviced by others.

We often sell some of our originated loans in the secondary market. We generally make decisions regarding the amount of loans we wish to sell based on interest rate and/or credit risk management considerations. For instance, during 2010, we sold a significant portion of our fixed rate residential loan production as the low rate environment made such loans attractive to consumers but unattractive to us as long-term investment. In addition, we occasionally sell participation interests in our large, multi-family and commercial real estate loans in order to diversify our risk. At December 31, 2010, we serviced $66.0 million of loans for others, the majority of which were mortgage loans serviced for Freddie Mac.

The following table shows our loan origination, sale and principal repayment activities during the periods indicated. No loans were purchased during the periods indicated.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Total loans at beginning of period	$258,929	$222,327	$222,208

Loans originated:
Real estate:
One- to four-family	45,217	58,815	29,310
Five or more family	5,408	5,033	5,873
Commercial	18,778	25,527	31,444
Construction	6,549	3,916	10,273
Land	2,558	4,369	6,825
Mortgage warehouse	2,636,203	607,755	—
Consumer and other loans:
Home equity	2,194	3,825	5,876
Commercial	4,072	9,074	14,550
Automobile and other	2,410	3,911	3,252

Total loans originated	2,723,389	722,225	107,403

Loans sold:
Real estate:
One- to four-family	(40,762)	(53,254)	(21,883)
Five or more family	—	—	—
Commercial	—	—	—
Construction	—	—	—
Land	—	—	—
Consumer and other loans:
Home equity	—	—	—
Commercial	—	—	—
Automobile and other	—	—	—

Total loans sold	(40,762)	(53,254)	(21,883)

Deduct:
Principal repayments	(2,664,643)	(632,369)	(85,401)

Net loan activity	17,984	36,602	119

Total loans at end of period (excluding net deferred loan fees and costs)	$276,913	$258,929	$222,327

Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One- to four- family (1)	$1,224	$1,059	$449	$186	$241
Five or more family	—	—	—	—	—
Commercial (2)	2,819	3,854	3,036	1,061	74
Construction	—	858	1,588	—	—
Land	2,468	1,169	—	—	—

Total real estate	$6,511	$6,940	$5,073	$1,247	$315
Consumer and other loans:
Home equity (3)	377	392	121	299	—
Commercial (4)	—	381	1,535	50	—
Automobile and other	4	3	21	28	5

Total consumer and other loans	381	776	1,677	377	5

Total nonaccrual loans	$6,892	$7,716	$6,750	$1,624	$320

Troubled debt restructured commercial real estate	—	—	—	$462	$517

Total troubled debt restructured	—	—	—	$462	$517

Loans greater than 90 days delinquent and still accruing:
Real estate:
One- to four- family	$—	$—	$—	$—	$—
Five or more family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	—	—

Total real estate	$—	$—	$—	$—	$—

Consumer and other loans:
Home equity	—	—	—	—	—
Commercial	—	—	—	—	—
Automobile and other	—	—	—	—	—

Total consumer and other loans	$—	$—	$—	$—	$—

Total nonperforming loans	$6,892	$7,716	$6,750	$2,086	$837

Foreclosed assets:
One- to four- family	$596	$399	$917	$—	$—
Five or more family	—	—	—	—	—
Commercial	530	155	—	268	453
Construction	—	—	—	150	—
Land	390	—	4	36	—
Consumer	—	—	—	—	—
Business assets	—	—	—	—	—

Total foreclosed assets	$1,516	$554	$921	$454	$453

Total nonperforming assets	$8,408	$8,270	$7,671	$2,540	$1,290

Ratios:
Nonperforming loans to total loans	2.49%	2.98%	3.04%	0.94%	0.61%
Nonperforming assets to total assets	1.89%	2.04%	2.08%	0.69%	0.48%

(1)	$0, $120,000 and $135,000 of the nonaccrual one- to four-family loans at December 31, 2010, 2009 and 2008 were loans acquired with credit deterioration from the acquisition of City Savings Bank.
(2)	$155,000, $0 and $191,000 of the nonaccrual commercial real estate loans at December 31, 2010, 2009 and 2008 were loans acquired with credit deterioration from the acquisition of City Savings Bank.
(3)	$0, $16,000 and $21,000 of the nonaccrual home equity loans at December 31, 2010, 2009 and 2008 were loans acquired with credit deterioration from the acquisition of City Savings Bank.
(4)	$0, $0 and $0 of the nonaccrual commercial loans at December 31, 2010, 2009 and 2008 were loans acquired with credit deterioration from the acquisition of City Savings Bank.

Total nonperforming loans decreased $824,000 from $7.7 million at December 31, 2009 to $6.9 million at December 31, 2010. At December 31, 2010, $2.9 million of our nonperforming loans were originated by City Savings Financial prior to the acquisition in the fourth quarter of 2007.

For the years ended December 31, 2010 and 2009, contractual gross interest income of $202,000 and $252,000, respectively, would have been recorded on non-performing loans if those loans had been current in accordance with their original terms and been outstanding throughout the respective period or since origination. For the years ended December 31, 2010 and 2009, gross interest income that was recorded related to such non-performing loans totaled $284,000 and $94,000, respectively.

Troubled Debt Restructurings: At December 31, 2010 and 2009, we had no loans classified as troubled debt restructurings.

For the years ended December 31, 2010 and 2009, gross interest income that would have been recorded had our troubled debt restructurings been current in accordance with their original terms was $0 and $46,000, respectively. For the year ended December 31, 2010 and 2009, gross interest income that was recorded related to our troubled debt restructurings totaled $0 and $0, respectively.

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

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies by type and amount at December 31, 2010.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Real estate:
One- to four-family	16	$1,200	—	$—	11	$1,021	27	$2,221
Five or more family	1	48	—	—	—	—	1	48
Commercial	6	1,328	—	—	9	1,580	15	2,908
Construction	—	—	—	—	—	—	—	—
Land	1	44	—	—	2	220	3	264

Total real estate	24	2,620	—	—	22	2,821	46	5,441
Consumer and other loans:
Home equity	—	—	1	377	—	—	1	377
Commercial	—	—	1	35	—	—	1	35
Automobile and other	7	184	—	—	3	4	10	188

Total consumer and other loans	7	184	2	412	3	4	12	600

Total	31	$2,804	2	$412	25	$2,825	58	$6,041

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

An institution is required to establish specific allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. Our determination as to the classification of our assets and the amount of our valuation allowances are subject to review by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation which can order the establishment of additional general or specific loss allowances.

On the basis of management’s review of its assets, at December 31, 2010, we classified approximately $6.6 million of our assets as special mention, $10.3 million as substandard, and $1.2 million as doubtful, of which $945,000 were originated by City Savings Bank. At December 31, 2010, none of our assets were classified as loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute nonperforming assets.

On the basis of this review of our assets, we had classified or held as special mention the following assets as of the date indicated:

	At December 31,
	2010	2009	2008
	(In thousands)

Special mention	$6,593	$9,092	$5,164
Substandard	10,272	13,590	13,023
Doubtful	1,215	—	250
Loss	—	—	—

Total classified and special mention assets	$18,080	$22,682	$18,437

Other than as provided above, there are no potential problem loans that are accruing but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of period	$2,776	$2,512	$1,797	$1,041	$1,064

Charge-offs:
Real estate:
One- to four- family	(172)	(213)	(130)	—	(11)
Five or more family	—	—	—	—	—
Commercial	(1,107)	(1)	—	(8)	—
Construction	(558)	(30)	—	—	—
Land	—	—	—	—	—

Total real estate	(1,837)	(244)	(130)	(8)	(11)
Consumer and other loans:
Home equity	(105)	(28)	(35)	—	—
Commercial	(313)	(268)	(222)	—	(97)
Automobile and other	(78)	(100)	(96)	(157)	(134)

Total consumer and other loans	(496)	(396)	(353)	(157)	(231)

Total charge-offs	(2,333)	(640)	(483)	(165)	(242)

Recoveries:
Real estate:
One- to four- family	—	—	1	6	—
Five or more family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	—	—

Total real estate	—	—	1	6	—
Consumer and other loans:
Home equity	—	1	2	1	—
Commercial	—	9	5	15	—
Automobile and other	28	43	65	59	76

Total consumer and other loans	28	53	72	75	76

Total recoveries	28	53	73	81	76

Net (charge-offs) recoveries	(2,305)	(587)	(410)	(84)	(166)
Provision for loan losses	3,472	851	1,125	64	143
Allowance acquired through merger (general reserve only)	—	—	—	776	—

Balance at end of year	$3,943	$2,776	$2,512	$1,797	$1,041

Ratios:
Net charge-offs to average loans outstanding	0.87%	0.25%	0.19%	0.05%	0.12%
Allowance for loan losses to nonperforming loans at end of period	57.21%	35.98%	37.21%	86.15%	124.37%
Allowance for loan losses to total loans at end of period	1.42%	1.07%	1.13%	0.81%	0.76%

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

	At December 31,
	2010			2009
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real estate:
One- to four- family	$389	$57,144	20.64%	$378	$70,126	27.08%
Five or more family	216	11,586	4.18	77	6,743	2.60
Commercial	2,311	79,807	28.82	1,300	75,506	29.16
Construction	108	6,832	2.47	46	5,420	2.09
Land	185	10,795	3.90	221	11,753	4.54

Total real estate	3,209	166,164	60.01	2,022	169,548	65.48

Mortgage warehouse	139	69,600	25.13	176	43,765	16.90

Consumer and other:
Home equity	142	14,187	5.12	215	15,704	6.06
Commercial	344	17,977	6.49	238	18,122	7.00
Automobile and other	109	8,985	3.24	125	11,790	4.55

Total consumer and other	595	41,149	14.86	578	45,616	17.62

Total loans (excluding net deferred loan fees and costs)	$3,943	$276,913	100.00%	$2,776	$258,929	100.00%

	At December 31,
	2008			2007
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real estate:
One- to four- family	$372	$84,706	38.10%	$124	$93,439	42.05%
Five or more family	55	5,200	2.34	—	712	0.32
Commercial	933	65,078	29.27	886	59,332	26.70
Construction	52	7,736	3.48	80	11,268	5.07
Land	138	11,016	4.95	—	4,829	2.17

Total real estate	1,550	173,736	78.14	1,090	169,580	76.32

Mortgage warehouse	—	—	—	—	—	—

Consumer and other:
Home equity	86	15,579	7.01	15	16,996	7.65
Commercial	747	19,390	8.72	357	17,356	7.81
Automobile and other	129	13,622	6.13	335	18,276	8.22

Total consumer and other	962	48,591	21.86	707	52,628	23.68

Total loans (excluding net deferred loan fees and costs)	$2,512	$222,327	100.00%	$1,797	$222,208	100.00%

	At December 31, 2006
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real estate:
One- to four- family	$141	$63,973	46.72%
Five or more family	—	204	.15
Commercial	373	35,578	25.98
Construction	9	2,578	1.88
Land	—	74	0.06

Total real estate	523	102,407	74.79

Mortgage warehouse	—	—	—

Consumer and other:
Home equity	9	7,303	5.33
Commercial	283	9,569	6.99
Automobile and other	226	17,650	12.89

Total consumer and other	518	34,522	25.21

Total loans (excluding net deferred loan fees and costs)	$1,041	$136,929	100.00%

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

Our current investment policy generally permits security investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in common stock of the Federal Home Loan Bank of Indianapolis. Securities in these categories are generally classified as “securities available-for-sale” for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. The aggregate of all mortgage-backed securities may not exceed 75% of the overall investment portfolio, and the aggregate total of any one mortgage-backed issuer is limited to 75% of the aggregate mortgage-backed securities portfolio. We may also invest in Collateralized Mortgage Obligations (“CMOs”), Real Estate Mortgage Investment Conduits (“REMICs”) and other mortgage-related products, although such products are limited to 75% of the overall investment portfolio. In addition, we may invest in commercial paper, corporate debt, asset-backed securities and municipal securities.

At the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale are reported at fair value, while securities held-to-maturity are reported at amortized cost. Some of our securities are callable by the issuer or contain other features of financial engineering. Although these securities may have a yield somewhat higher than the yield of similar securities without such features, these securities are subject to the risk that they may be redeemed by the issuer prior to maturing in the event general interest rates decline. At December 31, 2010, we had $39.7 million of securities which were subject to redemption by the issuer prior to their stated maturity.

In part as a result of their attractive after tax yields, we recently increased our acquisitions of state and municipal securities. We generally apply the following procedures and standards in making investment decisions with respect to such securities. Permissible municipal investments include both general obligation and revenue issues which are rated in one of the four highest rating categories by a nationally recognized statistical rating organization. Investment in local non-rated municipal securities shall be considered only after the creditworthiness of the issuer has been analyzed. We also invest in taxable municipal securities. At December 31, 2010, we held $4.0 million in taxable municipal securities.

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

Collateralized mortgage obligations are also backed by mortgages; however, they differ from mortgage-backed securities because the principal and interest payments of the underlying mortgages are financially engineered to be paid to the security holders of pre-determined classes or tranches of these securities at a faster or slower pace. The receipt of these principal and interest payments, which depends on the proposed average life for each class, is contingent on a prepayment speed assumption assigned to the underlying mortgages. Variances between the assumed payment speed and actual payments can significantly alter the average lives of such securities. To quantify and mitigate this risk, we undertake a high level of payment analysis before purchasing these securities. We invest in CMO classes or tranches in which the payments on the underlying mortgages are passed along at a pace fast enough to provide an average life of two to four years with no change in market interest rates. At December 31, 2010, our CMO portfolio had a fair value of $33.0 million.

We hold Federal Home Loan Bank of Indianapolis common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Indianapolis advance program. There is no trading market for the Federal Home Loan Bank of Indianapolis stock. The aggregate carrying value of our Federal Home Loan Bank of Indianapolis stock as of December 31, 2010 was $4.0 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the Federal Home Loan Bank of Indianapolis stock represents its carrying value. However, there can be no assurance that the value of such securities will not decline in the future. We owned shares of Federal Home Loan Bank of Indianapolis stock at December 31, 2010 with a par value that was more than we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances. We are required to purchase additional stock if our outstanding advances increase.

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

	December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Securities available-for-sale:
U.S. Treasury and federal agency	$20,950	$21,080	$13,112	$12,972	$10,855	$11,035
State and municipal	39,779	39,828	24,761	25,264	6,293	6,200
Mortgage-backed securities - residential	25,009	25,430	29,732	31,082	51,928	52,958
Government agency sponsored collateralized mortgage obligations	32,943	33,009	25,755	26,574	23,839	23,863
Privately held collateralized mortgage obligations	29	30	1,077	1,068	1,903	1,736
Corporate debt securities	—	—	4,993	5,135	6,042	5,649
Fannie Mae and Freddie Mac preferred stock	—	—	—	—	10	10

Total securities available-for-sale	$118,710	$119,377	$99,430	$102,095	$100,870	$101,451

At December 31, 2010, we had no investments in a single entity (other than United States government or agency sponsored securities) that had an aggregate book value in excess of 10% of our shareholders’ equity.

The composition and contractual maturities of the investment securities portfolio at December 31, 2010 are summarized in the following table. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. In addition, under the structure of some of our CMOs, the short- and intermediate-tranche interests have repayment priority over the longer term tranches of the same underlying mortgage pool. Finally, some of our U.S. Treasury and other securities are callable at the option of the issuer.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities available-for-sale:
U.S. Treasury and federal agency	$—	—%	$16,310	1.99%	$1,550	1.91%	$3,090	2.00%	$20,950	$21,080	1.99%
State and municipal	—	—	2,725	3.17	5,578	3.73	31,476	4.23	39,779	39,828	4.09
Mortgage-backed securities - residential	—	—	—	—	1,627	4.43	23,382	3.74	25,009	25,430	3.78
Government agency sponsored collateralized mortgage obligations	—	—	757	3.71	2,076	2.75	30,110	3.41	32,943	33,009	3.38
Privately held collateralized mortgage obligations	—	—	—	—	29	5.22	—	—	29	30	5.22

Total securities available-for-sale	$—	—%	$19,792	2.22%	$10,860	3.39%	$88,058	3.74%	$118,710	$119,377	3.46%

The following table shows our mortgage-backed securities and collateralized mortgage obligations purchase, sale and repayment activity during the periods indicated:

	For the years ended December 31,
	2010	2009	2008
	(In thousands)

Total at beginning of period	$56,564	$77,670	$56,151
Purchases of:
Mortgage-backed securities - residential	19,509	6,202	24,374
Government agency sponsored collateralized mortgage obligations	24,062	10,400	9,821
Privately held collateralized mortgage obligations	—	—	465
Deduct:
Principal repayments	(16,558)	(18,470)	(10,544)
Sales of:
Mortgage-backed securities - residential	(14,548)	(17,554)	(2,597)
Government agency sponsored collateralized mortgage obligations	(10,423)	(1,580)	—
Privately held collateralized mortgage obligations	(625)	(104)	—

Net activity	1,417	(21,106)	21,519

Total at end of period	$57,981	$56,564	$77,670

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

At December 31, 2010, our deposits totaled $317.3 million. Interest-bearing NOW, regular and other savings and money market deposits totaled $133.8 million at December 31, 2010. At December 31, 2010, we had a total of $148.5 million in certificates of deposit and individual retirement accounts. Non-interest bearing demand deposits totaled $35.0 million. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits as they are more difficult to retain than core deposits. At December 31, 2010, we held $16.2 million in brokered certificates of deposits through the Certificate of Deposit Registry Service (CDARS) program and pre-approved brokers. During the fourth quarter of 2009, we acquired $10.8 million in floating rate CDARS funds and took out a $10.3 million fixed rate interest rate swap for five years in order to address the potential for rising interest rates. During the third quarter of 2010, we acquired $5.3 million in fixed rate individual time deposit accounts through a pre-approved broker. These time deposits will mature in September 2020, however, they have the option to be called monthly beginning on September 15, 2012. We took out a $5.0 million variable rate fair value swap with matching maturity and call terms to these individual time deposits. Brokered certificates of deposits are purchased only through CDARS and pre-approved brokers.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2010			2009
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Noninterest-bearing demand	$34,999	11.03%	—%	$34,066	12.46%	—%
Money market/NOW accounts	87,271	27.50	0.74	51,099	18.69	0.84
Regular savings	46,563	14.67	0.11	43,832	16.03	0.11

Total transaction accounts	168,833	53.20	0.41	128,997	47.18	0.37

CDs and IRAs	148,505	46.80	2.38	144,411	52.82	2.92

Total deposits	$317,338	100.00%	1.33%	$273,408	100.00%	1.72%

	At December 31,
	2008
	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$27,584	11.75%	—%
Money market/NOW accounts	36,812	15.68	0.79
Regular savings	42,775	18.21	0.15

Total transaction accounts	107,171	45.64	0.33

CDs and IRAs	127,643	54.36	3.62

Total deposits	$234,814	100.00%	2.12%

The following table sets forth the amount and maturities of time certificates and IRA deposits at December 31, 2010.

	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than 2.00%	$37,116	$5,822	$7,629	$4,911	$55,478	37.36%
2.00% - 2.99%	4,654	23,401	1,872	5,040	34,967	23.55
3.00% - 3.99%	11,645	4,596	2,009	21,600	39,850	26.83
4.00% - 4.99%	13,707	534	194	502	14,937	10.06
5.00% - 5.99%	359	967	1,194	660	3,180	2.14
6.00% - 6.99%	69	4	—	—	73	0.05
7.00% - 7.99%	3	—	—	—	3	0.00
8.00% and over	14	3	—	—	17	0.01

Total	$67,567	$35,327	$12,898	$32,713	$148,505	100.00%

As of December 31, 2010, the aggregate amount of our outstanding time certificates and IRA deposits in amounts greater than or equal to $100,000 was approximately $45.0 million. The following table sets forth the maturity of these certificates as of December 31, 2010.

At December 31, 2010
(In thousands)

Three months or less	$17,369
Over three months through six months	1,889
Over six months through one year	6,160
Over one year	19,545

Total	$44,963

The following table sets forth our deposit activities for the periods indicated.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Beginning balance	$273,408	$234,814	$246,271
Net deposits (withdrawals) before interest credited	40,183	34,555	(16,495)
Interest credited	3,747	4,039	5,038

Net increase (decrease) in deposits	43,930	38,594	(11,457)

Ending balance	$317,338	$273,408	$234,814

The following table sets forth the time certificates and IRA deposits in The LaPorte Savings Bank classified by interest rate as of the dates indicated.

	At December 31,
	2010	2009	2008
	(In thousands)
Interest Rate:
Less than 2.00%	$55,478	$47,823	$6,292
2.00% - 2.99%	34,967	16,208	29,400
3.00% - 3.99%	39,850	41,459	35,823
4.00% - 4.99%	14,937	28,632	39,508
5.00% - 5.99%	3,180	10,188	16,524
6.00% - 6.99%	73	81	76
7.00% - 7.99%	3	3	3
8.00% and over	17	17	17

Total	$148,505	$144,411	$127,643

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

Our borrowings at December 31, 2010 consisted of advances and overnight borrowings from the Federal Home Loan Bank of Indianapolis. At December 31, 2010, we had access to additional Federal Home Loan Bank advances of up to $14.9 million and access to additional overnight borrowings of up to $11.7 million at the Federal Reserve Bank discount window. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated. For additional information, see Note 9 of the notes to our consolidated financial statements.

	At or For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

FHLB Advances:
Balance at end of period	$61,675	$52,773	$78,728
Average balance during period	53,288	62,111	67,153
Maximum outstanding at any month end	78,946	70,429	78,728

Weighted average interest rate at end of period	1.94%	4.47%	4.08%
Average interest rate during period	3.93%	4.56%	4.80%

FRB Discount Window:
Balance at end of period	$—	$16,675	$650
Average balance during period	1,457	3,252	2
Maximum outstanding at any month end	15,655	17,740	650

Weighted average interest rate at end of period	0.00%	0.50%	0.50%
Average interest rate during period	0.74%	0.49%	0.50%

In 2007, LaPorte Bancorp, Inc. assumed subordinated debentures as a result of the City Savings Financial acquisition. In 2003, City Savings Financial formed the City Savings Bank Statutory Trust I (the “Trust”) and the trust issued 5,000 floating Trust Preferred Securities with a liquidation amount of $1,000 per preferred Security in a private placement to an offshore entity for an aggregate offering price of $5,000,000. The proceeds of the $5,000,000 were used by the Trust to purchase $5,155,000 in Floating Rate Subordinated Debentures from City Savings Financial Corporation. The Debentures and Securities have a term of 30 years and carry an interest rate adjusted quarterly of three month LIBOR plus 3.10%. At December 31, 2010, this rate was 3.40%.

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

In February 2010, the Bank executed two interest rate swaps against $15.0 million in maturing FHLB advances. The first interest rate swap was against a $10.0 million adjustable rate advance tied to the three month LIBOR plus 0.25% for six years at an effective fixed rate of 3.69% and began in July 2010. The second interest rate swap was against a $5.0 million adjustable rate advance tied to the three month LIBOR plus 0.22% for five years with an effective fixed rate of 3.54% and began in September 2010.

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

We seek to meet this competition by the convenience of our branch locations, emphasizing personalized banking and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within the communities we serve by focusing our marketing and community involvement on the specific needs of our local communities. As of June 30, 2010, The LaPorte Savings Bank had the 2nd largest deposit market share in LaPorte County, Indiana. As of June 30, 2010, The LaPorte Savings Bank had the 9th largest deposit market share in Porter County, Indiana. We do not rely on any individual, group, or entity for a material portion of our deposits.

Employees

As of December 31, 2010, we had 103 full-time employees and 6 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

As further described below under “The Dodd-Frank Act”, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the powers and duties of the Office of Thrift Supervision with respect to savings and loan and mutual holding companies will be transferred to the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) by July 21, 2011, unless extended by up to six months. At that time, LaPorte Bancorp will be subject to the supervision, of the Federal Reserve Board. LaPorte Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Certain regulatory requirements applicable to The LaPorte Savings Bank and LaPorte Bancorp are referred to below or appear elsewhere in this Form 10-K. The regulatory discussion, however, does not purport to be an exhaustive treatment of applicable laws and regulations and is qualified in its entirety by reference to the actual statutes and regulations. Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the Federal Reserve Board, the Indiana Department of Financial Institutions or Congress, could have a material adverse impact on LaPorte Bancorp and The LaPorte Savings Bank, and their operations.

The Dodd-Frank Act

The Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act will eliminate the primary federal regulator for LaPorte Bancorp and LaPorte Savings Bank, MHC, the Office of Thrift Supervision, and will authorize the Federal Reserve Board, to supervise and regulate all savings and loan holding companies, such as LaPorte Bancorp and LaPorte Savings Bank, MHC, in addition to bank holding companies, which it currently regulates. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. Bank holding companies and savings and loan holding companies with assets of less than $500 million are exempt from these capital requirements. Savings and loan holding companies are subject to a five year transition period before the holding company capital requirement will apply. The Dodd-Frank Act also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months. These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

Under the the Dodd-Frank Act, LaPorte Savings Bank, MHC will require the approval of the Federal Reserve Board before it may waive the receipt of any dividends from LaPorte Bancorp, and there is no assurance that the Federal Reserve Board will approve future dividend waivers or what conditions it may impose on such waivers. See “The Dodd-Frank Act may have an adverse effect on our ability to pay dividends, which would adversely affect the value of our common stock,” in the Risk Factors section of this Annual Report.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as The LaPorte Savings Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives the state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts effective July 1, 2011.

The Dodd Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation (although this vote would not apply to smaller reporting companies such as LaPorte Bancorp until annual meetings held after January 21, 2013) and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

Further, the Dodd-Frank Act requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination. Many of the provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations. Accordingly, it will be some time before management can assess the full impact on operations. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and compliance, operating and interest expense for The LaPorte Savings Bank and LaPorte Bancorp.

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

Federal Deposit Insurance. The Federal Deposit Insurance Corporation, or FDIC, insures deposits at FDIC insured financial institutions such as The LaPorte Savings Bank. Deposit accounts in The LaPorte Savings Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund.

As part of its plan to restore the Deposit Insurance Fund in the wake of the large number of bank failures following the financial crisis, the FDIC imposed a special assessment of 5 basis points for the second quarter of 2009. In addition, the FDIC has required all insured institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. As part of this prepayment, the FDIC assumed a 5% annual growth in the assessment base and applied a 3 basis point increase in assessment rates effective January 1, 2011.

In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system. The rule redefines the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the new rule, assessments will be based on an institution’s average consolidated total assets minus average tangible equity as opposed to total deposits. In addition, the final rule eliminates the adjustment for secured borrowings and makes certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The rule also revises the assessment rate schedule to provide assessments ranging from five to 45 basis points.

The Dodd-Frank Act also extended the unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012. Unlike the FDIC’s Temporary Liquidity Guarantee Program, the insurance provided under the Dodd-Frank Act does not extend to low-interest NOW accounts, and there is no separate fee assessment on covered accounts.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the year ended December 31, 2010, we paid $31,000 in fees related to the FICO.

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

FDIC Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program (“TLGP”). One part of the TLGP guarantees newly issued senior unsecured debt of the participating organizations, up to certain limits established for each institution, issued between October 14, 2008 and October 31, 2009. The FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012 (or until December 31, 2012 for debt issued after March 17, 2009). In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. The Company opted to participate in this component of the TLGP, and on February 11, 2009, it issued approximately $5 million of FDIC guaranteed debt due in February 2012.

Federal Home Loan Bank System. The LaPorte Savings Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. As a member, The LaPorte Savings Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advance from the Federal Home Loan Bank. At December 31, 2010, The LaPorte Savings Bank was in compliance with this requirement.

Regulatory Guidance to Subprime Lending. The federal bank regulatory agencies have issued regulatory guidance relating to the examination of financial institutions that are engaged in significant subprime lending activities. The regulatory guidance emphasizes that the federal banking agencies believe that responsible subprime lending can expand credit access for consumers and offer attractive returns for the savings institution. The guidance is applicable to savings institutions that have subprime lending programs greater than or equal to 25% of core capital. As part of the regulatory guidance, examiners must provide greater scrutiny of (i) an institution’s ability to administer its higher risk subprime portfolio, (ii) the allowance for loan losses to ensure that the portion of the allowance allocated to the subprime portfolio is sufficient to absorb the estimated credit losses for the portfolio, and (iii) the level of risk-based capital that the savings institution has to ensure that such capital levels are adequate to support the savings institution’s subprime lending activities. We do no offer subprime loans.

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

The FDIC may order savings banks which have insufficient capital to take corrective actions. For example, a savings bank which is categorized as “undercapitalized” would be subject to growth limitations and would be required to submit a capital restoration plan, and a holding company that controls such a savings bank would be required to guarantee that the savings bank complies with the restoration plan. A “significantly undercapitalized” savings bank would be subject to additional restrictions. Savings banks deemed by the FDIC to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

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

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities wil no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

As noted above under “—The Dodd-Frank Act,” pursuant to the Dodd-Frank Act, LaPorte Savings Bank, MHC will require the approval of the Federal Reserve Board before it may waive the receipt of any dividends from LaPorte Bancorp and there is no assurance that the Federal Reserve Board will approve future dividend waivers or what conditions it may impose on such waivers. See “The Dodd-Frank Act may have an adverse effect on our ability to pay dividends, which would adversely affect the value of our common stock,” in the Risk Factors section of this Annual Report.

Conversion of LaPorte Savings Bank, MHC to Stock Form. Office of Thrift Supervision regulations permit LaPorte Savings Bank, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur. In a Conversion Transaction a new holding company would be formed as the successor to LaPorte Bancorp (the “New Holding Company”), LaPorte Savings Bank, MHC’s corporate existence would end, and certain depositors of The LaPorte Savings Bank would receive the right to subscribe for shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by shareholders other than LaPorte Savings Bank, MHC (“Minority Shareholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Shareholders own the same percentage of common stock in the New Holding Company as they owned in LaPorte Bancorp immediately prior to the Conversion Transaction subject to adjustment for any mutual holding company assets or waived dividends, as applicable. The total number of shares of common stock held by Minority Shareholders after a Conversion Transaction also would be increased by any purchases by Minority Shareholders in the stock offering conducted as part of the Conversion Transaction.

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

The United States experienced a severe economic recession beginning in 2008 and continuing into 2009 and 2010. While economic growth has resumed recently, the rate of growth has been slow and unemployment remains at very high levels and is not expected to improve in the near future. Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak U.S. economy and high unemployment. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. The continuing real estate downturn also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans. Bank and bank holding company stock prices have declined substantially, and it is significantly more difficult for banks and bank holding companies to raise capital or borrow in the debt markets.

Negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability. Moreover, declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.

The Dodd-Frank Act will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The recently enacted Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act will eliminate the primary federal regulator for LaPorte Bancorp and LaPorte Savings Bank, MHC, the Office of Thrift Supervision, and will authorize the Federal Reserve Board, to supervise and regulate all savings and loan holding companies, such as LaPorte Bancorp and LaPorte Savings Bank, MHC, in addition to bank holding companies, which it currently regulates. The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. Bank holding companies and savings and loan holding companies with assets of less than $500 million are exempt from these capital requirements. Savings and loan holding companies are subject to a five year transition period before the holding company capital requirement will apply. The Dodd-Frank Act also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act authorizes, for the first time, the payment of interest on commercial checking accounts effective July 1, 2011.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as The LaPorte Savings Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The Dodd-Frank Act also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

In addition, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation (although this vote would not apply to smaller reporting companies such as LaPorte Bancorp until annual meetings held after January 21, 2013) and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Further, the Dodd-Frank Act requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination. Many of the provision of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations. Accordingly, it will be some time before management can assess the full impact on operations. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and compliance, operating and interest expense for The LaPorte Savings Bank and LaPorte Bancorp.

The Dodd-Frank Act may have an adverse effect on our ability to pay dividends, which would adversely affect the value of our common stock.

To date, LaPorte Bancorp has not paid any dividend to its shareholders. LaPorte Bancorp’s ability to pay dividends to its shareholders in the future is subject to numerous factors, including the ability of The LaPorte Savings Bank to make capital distributions to LaPorte Bancorp, and also to the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends. Moreover, our ability to pay dividends and the amount of any such dividends is affected by the ability of LaPorte Savings Bank, MHC, our mutual holding company, to waive the receipt of dividends declared by LaPorte Bancorp. If LaPorte Savings Bank, MHC waives its right to receive any dividends on its shares of LaPorte Bancorp in the future, LaPorte Bancorp would have more cash resources to pay dividends to our public stockholders than if LaPorte Savings Bank, MHC accepted such dividends.

LaPorte Savings Bank, MHC is required to obtain Office of Thrift Supervision approval before it may waive its receipt of dividends. Office of Thrift Supervision regulations allow federally chartered mutal holding companies to waive dividends without taking into account the amount of waived dividends in determining an appropriate exchange ratio in the event of a conversion of a mutual holding company to stock form. However, under the recently enacted Dodd-Frank Act, the powers and duties of the Office of Thrift Supervision will be eliminated. Accordingly, the Federal Reserve Board will become the new regulator of LaPorte Bancorp and LaPorte Savings Bank, MHC. The Dodd-Frank Act also provides that a mutual holding company will be required to give the Federal Reserve Board notice before waiving the receipt of dividends, and sets forth the standards for granting a waiver, including a requirement that waived dividends be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form. The Federal Reserve Board historically has generally not allowed mutual holding companies to waive the receipt of dividends, and there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on any future dividend waiver request by LaPorte Savings Bank, MHC.

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

In order to enhance the yield and shorten the term-to-maturity of our loan portfolio, we have expanded our commercial real estate lending during recent years. In addition, we acquired a significant portfolio of such loans in the City Savings Bank merger in 2007. Commercial real estate lending has increased as a percentage of our total loan portfolio from 18.5% at December 31, 2002 to 28.8% at December 31, 2010.

Given their larger balances and the complexity of the underlying collateral, commercial real estate loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. In addition, our commercial real estate loan portfolio is not as seasoned as the loan portfolios of some of our competitors. During 2008, we began to experience an increase in nonperforming commercial real estate loans, which continued during 2009 and into 2010. In light of the current weakness in the real estate market and economy, we may continue to experience increases in nonperforming loans and provisions for loan losses.

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

If our mortgage warehousing customers are negatively affected by regulatory changes or increased competition, our earnings could decrease.

New rules issued by the Board of Governors of the Federal Reserve System regarding the compensation received by mortgage originators may impact the way some of the mortgage companies with which we conduct our mortgage warehousing business structure their business operations. In addition, in November 2010, the Department of Housing and Urban Development stated that it was considering issuing guidance under the Real Estate Settlement Procedures Act to address possible changes in warehouse lending and other financing mechanisms used to fund federally related mortgage loans. It also remains unclear at this time whether our mortgage warehousing business will be impacted by rules issued under the Dodd-Frank Act, including rules that will require that certain persons involved in the organization of loans for securitization retain an economic interest in the credit risk of such loans. Furthermore, the U.S. Congress is considering a series of reforms to the federal government’s support of residential lending which will affect our mortgage banking customers. Finally, the settlements being negotiated in connection with the foreclosure crisis could also impact our mortgage banking customers.

Competition in warehouse lending has recently increased on a national level as lenders such as GMAC, BB&T Corporation, Citigroup Inc., JPMorgan Chase & Co. and Sterling Warehouse Lending have begun entering the mortgage warehouse business. If regulatory changes or increased competition negatively affect our mortgage warehousing line of business, our earnings could decrease.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 1.42% of total loans at December 31, 2010, material additions to our allowance could materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. As December 31, 2010, the fair value of our securities classified as available for sale totaled $119.4 million. Unrealized net gains on available-for-sale securities totaled $667,000 at December 31, 2010 and are reported, net of tax, as a separate component of shareholders’ equity. However, a rise in interest rates could cause a decrease in the fair value of securities available for sale in future periods which would have an adverse effect on shareholders’ equity.

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

We own common stock of the Federal Home Loan Bank of Indianapolis (“FHLBI”) to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBI’s advance program. There is no market for our FHLBI common stock. Since the fourth quarter of 2008, the FHLBI has paid a reduced dividend on its stock due to losses in its securities portfolio. As a result, we received approximately $130,000 and $88,000 less from FHLBI dividends in 2010 and 2009, respectively, compared to 2008. If the FHLBI continues to pay a reduced dividend, our earnings will be negatively affected.

Stock price may be volatile due to limited trading volume.

LaPorte Bancorp, Inc.’s common stock is traded on the NASDAQ Capital Market. However, the average daily trading volume in the Stock Company’s common stock has been relatively small, averaging less than approximately 2,158 shares per day during the month of December 2010 and approximately 1,430 shares per day during the year of 2010. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

Public stockholders own a minority of LaPorte Bancorp, Inc.’s common stock and will not be able to exercise voting control over most matters put to a vote of stockholders.

LaPorte Bancorp, Inc.’s holding company, LaPorte Savings Bank, MHC owns approximately 54.99% of its common stock, as of December 31, 2010. Directors and executive officers own or control approximately 3.03% of the common stock. The same directors and executive officers that manage LaPorte Bancorp, Inc., also manage LaPorte Savings Bank, MHC. Public stockholders who are not associated with the MHC or LaPorte Bancorp, Inc. own approximately 41.98% of the common stock. The Board of Directors of LaPorte Savings Bank, MHC will be able to exercise voting control over most matters put to a vote of stockholders because the MHC owns a majority of LaPorte Bancorp, Inc.’s common stock. For example, LaPorte Savings Bank, MHC may exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares or to approve employee benefit plans.

We could potentially recognize goodwill impairment charges.

In connection with our acquisition of City Savings Financial, we recorded goodwill equaling $8.4 million. LaPorte Bancorp annually measures the fair value of its investment in The LaPorte Savings Bank to determine that such fair value equals or exceeds the carrying value of its investment, including goodwill. If the fair value of our investment in The LaPorte Savings Bank does not equal or exceed its carrying value, we will be required to record goodwill impairment charges which may adversely affect future earnings. The fair value of a banking franchise can fluctuate downward based on a number of factors that are beyond management’s control, (e.g. adverse trends in the general economy or interest rates). As a result of impairment testing performed as of September 30, 2010, no impairment charge was recorded by the Company. There can be no assurance that our banking franchise value will not decline in the future to a level necessitating goodwill impairment charges to operations that could be material to our results of operations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

As of December 31, 2010, the net book value of our properties was $8.9 million. The following is a list of our offices:

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office: (including land)

710 Indiana Avenue La Porte, Indiana 46350	Owned	1916	57,000	$3,169

Full Service Branches: (including land)

6959 W. Johnson Road La Porte, Indiana 46350	Owned	1987	3,500	303

301 Boyd Blvd. La Porte, Indiana 46350	Owned	1997	4,000	1,134

1222 W. State Road #2 La Porte, Indiana 46350	Owned	1999	2,200	396

2000 Franklin Street Michigan City, Indiana 46360	Owned	2007	5,589	816

851 Indian Boundary Road Chesterton, Indiana 46304	Owned	2007	7,475	1,195

101 Michigan Street Rolling Prairie, Indiana 46371	Owned	2007	1,850	107

1 Parkman Drive Westville, Indiana 46390	Owned	2006	4,000	1,392

Lots Owned:

1201 E. Lincolnway Valparaiso, Indiana 46383	Owned	2006	N/A	385

The net book value of our furniture, fixtures and equipment (including computer software) at December 31, 2010 was $1.4 million.

Item 3.	Legal Proceedings

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

Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “LPSB”. The approximate number of holders of record of LaPorte Bancorp, Inc.’s common stock as of December 31, 2010 was 696. Certain shares of LaPorte Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for LaPorte Bancorp, Inc.’s common stock for each quarter during 2009 and 2010, as reported on the NASDAQ Capital Market.

	High	Low	Dividends
2009
Quarter ended March 31, 2009	6.00	3.85	—
Quarter ended June 30, 2009	5.15	4.20	—
Quarter ended September 30, 2009	5.24	4.21	—
Quarter ended December 31, 2010	5.00	4.14	—

2010
Quarter ended March 31, 2010	6.35	4.45	—
Quarter ended June 30, 2010	8.04	6.00	—
Quarter ended September 30, 2010	7.96	6.00	—
Quarter ended December 31, 2010	9.40	7.34	—

The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. In determining whether and in what amount to pay a cash dividend, the Board takes into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any cash dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

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

In addition, our ability to pay dividends largely depends upon dividends we receive from The LaPorte Savings Bank, which are subject to regulatory restrictions on dividends. Applicable regulations limit dividends and other distributions from The LaPorte Savings Bank to us. See Item 1 Business – Supervision and Regulation – Dividend Limitations. In addition, The LaPorte Savings Bank may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with the offering. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

At December 31, 2010, there were no compensation plans under which equity securities of LaPorte Bancorp, Inc. were authorized for issuance other than the Employee Stock Ownership Plan.

The following table presents a summary of the Company’s share repurchases during the quarter ended December 31, 2010.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1 – October 31	—	—	—	14,100
November 1 – November 30	—	—	—	14,100
December 1 – December 31	—	—	—	14,100

Total	—	$—	—	14,100

(1)	On November 13, 2009, the Company commenced a stock repurchase program pursuant to which the Company intends to repurchase, in the open market and in privately negotiated transactions, up to 3 percent (approximately 63,400 shares) of the Company’s outstanding public shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Item 6.	Selected Financial Data

The following information is derived from the audited consolidated financial statements of LaPorte Bancorp, Inc. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of LaPorte Bancorp, Inc. and related notes included elsewhere in this Annual Report.

	At December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Selected Financial Condition Data:

Total assets	$444,270	$405,827	$368,558	$367,260	$266,472
Cash and cash equivalents	5,868	6,000	5,628	9,937	21,047
Investment securities	119,377	102,095	101,451	96,048	88,538
Federal Home Loan Bank stock	4,038	4,206	4,206	4,187	2,661
Loans held for sale	4,156	981	124	—	—
Loans, net	273,103	256,275	219,926	220,497	136,077
Deposits	317,338	273,408	234,814	246,271	201,859
Federal Home Loan Bank of Indianapolis advances and other long-term borrowings	71,746	62,780	83,883	71,671	36,500
Short-term borrowings	—	16,675	650	—	—
Shareholders’ equity	50,048	49,872	46,142	46,705	26,386

	At December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Selected Operating Data:

Interest and dividend income	$20,180	$19,000	$19,357	$15,244	$13,585
Interest expense	7,268	8,265	9,432	8,135	6,945

Net interest income	12,912	10,735	9,925	7,109	6,640
Provision for loan losses	3,472	851	1,125	64	143

Net interest income after provision for loan losses	9,440	9,884	8,800	7,045	6,497
Noninterest income	4,505	4,211	879	2,857	1,956
Noninterest expense	10,809	11,158	10,621	8,917	7,093

Income (loss) before income taxes	3,136	2,937	(942)	985	1,360
Income tax expense (benefit)	545	425	(542)	268	243

Net income (loss)	$2,591	$2,512	$(400)	$717	$1,117

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006

Selected Financial Ratios and Other Data:
Performance Ratios:

Return on assets (ratio of net income (loss) to average total assets)	0.61%	0.65%	(0.11)%	0.26%	0.43%
Return on equity (ratio of net income (loss) to average equity)	5.12%	5.25%	(0.86)%	2.32%	4.44%
Interest rate spread (1)	3.10%	2.80%	2.74%	2.39%	2.44%
Net interest margin (2)	3.38%	3.13%	3.08%	2.86%	2.85%
Efficiency ratio (3)	62.06%	74.66%	98.31%	89.47%	82.52%
Noninterest expense to average total assets	2.56%	2.90%	2.91%	3.22%	2.76%
Average interest-earning assets to average interest-bearing liabilities	114.97%	113.49%	111.72%	114.57%	113.56%
Loans to deposits	87.26%	94.75%	94.68%	90.23%	67.83%

Asset Quality Ratios:

Nonperforming assets to total assets	1.89%	2.04%	2.08%	0.69%	0.48%
Nonperforming loans to total loans	2.49%	2.98%	3.04%	0.94%	0.61%
Allowance for loan losses to nonperforming loans	57.21%	35.98%	37.21%	86.15%	124.37%
Allowance for loan losses to total loans	1.42%	1.07%	1.13%	0.81%	0.76%

Capital Ratios:

Average equity to average assets	11.96%	12.44%	12.75%	11.19%	9.78%
Equity to total assets at end of period	11.27%	12.29%	12.52%	12.72%	9.90%
Total capital to risk-weighted assets (4)	15.25%	15.30%	16.50%	17.50%	17.70%
Tier 1 capital to risk-weighted assets (4)	14.00%	14.30%	15.40%	16.70%	17.00%
Tier 1 capital to average assets (4)	9.90%	10.40%	10.40%	11.60%	10.20%

Other Data:

Number of full service offices	8	8	8	7	4

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	Represents net interest income as a percent of average interest-earning assets for the period.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income. The efficiency ratio presented above includes other than temporary impairment losses on investments totaling $0, $0, $1,711, $228 and $0 for 2010 through 2006, respectively. The efficiency ratio excluding these losses would be 62.06%, 74.66%, 84.87%, 87.47% and 82.52% for 2010 through 2006, respectively.
(4)	Represents capital ratios of The LaPorte Savings Bank.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At December 31, 2010, the Company had core deposit intangibles of $675,000 subject to amortization and $8.4 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets arising from the acquisition of City Savings Financial in 2007. Accounting standards require an annual evaluation of goodwill for potential impairment using various estimates and assumptions. The Company became a publicly traded entity in October 2007 and due to the deteriorating financial environment that began at that time, the Company’s common stock has traded below book value since origination. The market price of the Company’s common stock at the close of business on December 31, 2010 was $9.04 per common share, compared to a book value of $10.91 per common share. Management believes the lower market price in relation to book value of the Company’s common stock is due to the overall decline in the financial industry sector and is not specific to the Company. Further, the Company engaged an independent third party specialist to perform an impairment test of its goodwill. The evaluation included three approaches: 1) income approach using a discounted cash flow analysis based on earnings capacity, 2) comparable sales transactions approach and 3) control premium price to book value ratios. Approaches 2 and 3 used median results from 8 bank sale transactions announced since January 1, 2010. The selling banks ranged in size from $50 million to $1 billion. The impairment test was performed as of September 30, 2010 and resulted in an implied fair value for the Company sufficiently above the book value of its common stock to support the carrying value of goodwill.

Based on the annual evaluation performed as of September 30, 2010 and completed in February 2011, management determined that the fair value of the reporting unit, which is defined as the Company as a whole, exceeded the carrying value of the goodwill, based on the opinion of the independent third party specialist that a control premium would be paid by a potential acquirer, such that the Company’s sale price per common share would exceed its book value per common share. Accordingly, no goodwill impairment was recognized in 2010. As the Company’s stock price per common share is currently less than its book value per common share, it is reasonably possible that management may conclude that goodwill, totaling $8.4 million at December 31, 2010, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

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

•

Building, Subject to Market Conditions, Mortgage Warehouse Lending. In order to increase the yield and balance of our loan portfolio and increase other noninterest income, during May 2009 we introduced the mortgage warehouse line of business. We intend to maintain and possibly increase the activity in this division.

•

Maintaining Our Status As An Independent Community Oriented Institution. We intend to use our customer service and our knowledge of our local community to enhance our status as an independent community financial institution.

•

Managed Growth. We believe that it can be helpful to increase our loans and deposits, if possible, in order to help cover the costs of operating in a highly competitive and regulated marketplace. Our acquisition of City Savings Financial was a part of this effort. In the future, we will continue, subject to market and economic conditions, to explore ways to grow our franchise both through internal growth and external acquisitions and may determine to raise additional capital to support such growth.

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

Comparison of Financial Condition at December 31, 2010 and December 31, 2009

General: Total assets increased $38.4 million, or 9.5%, to $444.3 million at December 31, 2010 from $405.8 million at December 31, 2009. The increase was primarily due to an increase in net loans of $16.8 million attributable to the increase in mortgage warehouse loans, as well as an increase in securities available for sale of $17.3 million. Total deposits increased $43.9 million, or 16.1%, which assisted in funding the increase in loans and securities. The Company experienced an increase in all deposit categories. The largest increase was attributable to an increase in deposits from local public fund entities in Porter County of approximately $22.0 million, primarily in money market accounts.

Investment Securities: Total securities available for sale increased $17.3 million, or 16.9%, to $119.4 million at December 31, 2010 from $102.1 million at December 31, 2009 primarily due to an increase in deposits. We have increased the percentage of government agency bonds, government agency CMOs and tax exempt securities owned and have reduced the exposure in mortgage backed securities and privately held CMOs when compared to December 31, 2009. During the same time period, we eliminated our exposure in corporate bonds.

As of December 31, 2010, management reviewed the securities portfolio for possible other-than-temporary impairment and determined there were no impairment charges to be recorded. At December 31, 2010, the total available for sale securities portfolio reflected a net unrealized gain of $667,000 compared to a net unrealized gain of $2.7 million at December 31, 2009.

Loans Held for Sale: Loans held for sale increased $3.2 million to $4.2 million at December 31, 2010 compared to $981,000 at December 31, 2009 primarily due to the increased volume of one-to-four family residential loans being sold to the secondary market during the 4th quarter of 2010.

Net Loans: Net loans increased $16.8 million, or 6.6%, to $273.1 million at December 31, 2010 compared to $256.3 million at December 31, 2009. This increase is primarily attributable to an increase in mortgage warehouse lending over the same time period. We continued to see increased refinance activity throughout 2010, particularly on the east and west coasts of the country, which contributed to the growth in this division. Commercial business and commercial real estate loans remained relatively flat during 2010, with demand slow due to the current economic environment. We did see an increase in five or more family residential lending during 2010, particularly in apartment complex financing. We continued to see a decrease in one-to four-family residential loans during 2010 due to the increased refinance activity and also because we continue to sell the majority of the loans we originate into the secondary market. Consumer lending remains slow due to the current economic environment and limited equity available for home equity financing.

There was no material change in commercial business loans at December 31, 2010 compared to December 31, 2009, primarily attributable to the overall national and local economic concerns. During the second quarter of 2009, management revised the Bank’s loan policy increasing the required debt service coverage ratio for loans secured by equipment, accounts receivable and inventory.

Commercial real estate loans increased 5.7%, or $4.3 million, to $79.8 million at December 31, 2010 compared to $75.5 million at December 31, 2009. The increase in the portfolio was primarily attributable to the financing of a business complex in Michigan City, Indiana which houses a hotel and medical office.

We have seen a significant increase in the five or more family residential loans during 2010, resulting in an increase of $4.8 million, or 71.82%, to $11.6 million at December 31, 2010 compared to $6.7 million at December 31, 2009. This increase was primarily due to the addition of $5.4 million in loans secured by two established apartment complex facilities in South Bend, Indiana.

Total construction loans increased $1.4 million, or 26.1%, to $6.8 million at December 31, 2010 compared to $5.4 million at December 31, 2009, primarily due to a $4.6 million loan for the construction of an apartment complex in La Porte, Indiana. At December 31, 2010 unused commitments on construction loans totaled $3.0 million.

Mortgage warehouse loans increased $25.8 million, or 59.0%, to $69.6 million at December 31, 2010 compared to $43.8 million at December 31, 2009. The program has grown since its inception as we have added additional mortgage companies and also due to the increase in refinance activity during 2010, particularly on the east and west coasts.

One-to four-family residential loans decreased $13.0 million, or 18.5%, to $57.1 million at December 31, 2010 compared to $70.1 million at December 31, 2009, primarily attributable to the continued refinance activity during 2010. The Bank has continued sell the majority of its fixed rate one-to four-family residential real estate loans originated, which along with the normal repayment and refinance activity has accounted for the decrease. Management expects to continue to sell a majority of these loans originated during 2011. The increase in the mortgage warehouse loan portfolio during 2010 has also helped to offset the continued decrease in our one-to four-family residential loans, without the interest rate exposure of fixed rate long term mortgages remaining on the balance sheet.

Home equity loans and lines of credit decreased $1.5 million, or 9.7%, to $14.2 million at December 31, 2010 compared to $15.7 million at December 31, 2009, primarily due to the lack of demand and the continued decline in home values. We do not anticipate a significant increase in home equity loans until such time home values recover or stabilize. Other consumer loans, including indirect automobile loans, decreased $2.8 million, or 23.8%, during 2010. This decrease is primarily attributable to the competitive pricing for indirect lending as well as the bank’s decision to decrease its exposure in indirect automobile lending several years ago.

The allowance for loan losses balance increased $1.2 million, or 42.0%, to $3.9 million at December 31, 2010 compared to $2.8 million at December 31, 2009. The allowance for loan losses to total loans ratio was 1.42% at December 31, 2010 compared to 1.07% at December 31, 2009. The increase in the allowance for loan losses is primarily related to an increase in the general reserves for the commercial real estate portfolio based on the most recent twelve month historical loss ratio. During 2010, total charge-offs equaled $2.3 million, including $1.1 million of commercial real estate loans. The allowance for loan losses to non-performing loans was 57.2% at December 31, 2010 compared to 36.0% at December 31, 2009, while total nonperforming loans were $6.9 million at December 31, 2010 compared to $7.7 million at December 31, 2009.

Other Real Estate: Other real estate owned increased $962,000, or 173.7%, to $1.5 million at December 31, 2010 compared to $554,000 at December 31, 2009, primarily due to the transfer of an asset previously classified as land as well as an increase in foreclosed one-to four-family residential properties. The Company acquired a piece of land in Michigan City, Indiana through the acquisition of City Savings Bank in 2007, which was being held for future branch development by City Savings Bank. During the third quarter of 2010 management elected to transfer this property into other real estate owned at its current market value due to the fact that the land is not going to be developed into an additional branch location, and will be sold in the future. The market value transferred into other real estate for this property was $390,000.

Goodwill and Other Intangible Assets: The Company’s goodwill totaled $8.4 million at December 31, 2010 and at December 31, 2009. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate than an asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The annual impairment review of the $8.4 million of goodwill previously recorded was performed in the fourth quarter of 2010. As a result of the impairment testing performed, no impairment charge was recorded by the Company.

The fair value of goodwill was estimated using a number of measurement methods. These included the application of various metrics from bank sale transactions for institutions comparable to La Porte Bancorp, Inc. including the application of market-derived multiples of tangible book value and earnings, as well as estimations of the present value of future cash flows. Based on this evaluation completed in January 2011, management determined that the fair value of the reporting unit, which is defined as the Company as a whole, exceeded the carrying value of the goodwill, based on the opinion of an independent third party specialist that a control premium would be paid by a potential acquirer, such that the sale price per common share of the Company would exceed its book value per common share. Accordingly, no goodwill impairment was recognized in 2010. As the Company’s market price per common share is currently trading close to or below its tangible book value per common share, it is reasonably possible that management may conclude that goodwill, totaling $8.4 million at December 31, 2010, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

Premises and Equipment: Net premises and equipment decreased $818,000, or 7.3%, to $10.3 million at December 31, 2010 compared to $11.2 million at December 31, 2009, primarily attributable to the transfer of land into other real estate owned during 2010 as well as ongoing depreciation. There were no significant capital expenditures made during 2010.

Deposits: Total deposits increased $43.9 million, or 16.1%, to $317.3 million at December 31, 2010 compared to $273.4 million at December 31, 2009, attributable to increases in both interest and noninterest bearing deposits. Money market accounts increased $31.6 million, or 184.2%, to $48.7 million at December 31, 2010 compared to $17.1 million at December 31, 2009. The majority of this increase was attributable to new public fund deposits from Porter County, Indiana. The increase in these deposits was used to help fund the increase in the mortgage warehouse loans. We also continued to see an increase in core retail and commercial deposit growth in both interest and noninterest bearing checking accounts. Interest-bearing checking accounts increased $4.6 million, or 13.5% and noninterest bearing checking accounts increased $933,000, or 2.7% during 2010

Total certificates of deposit and IRAs increased $4.1 million, or 2.8%, to $148.5 million at December 31, 2010 compared to $144.4 million at December 31, 2009. This growth was in certificates of deposit and IRAs greater than $100,000, which increased $1.2 million, as well as brokered certificates of deposit which increased $4.9 million. There was a decrease in certificates of deposit and IRAs less than $100,000 of $2.1 million over the same time period. Interest rates offered on these deposits have remained competitive; however management has not offered what we consider to be excessive rates of interest on these types of deposits when compared to other sources of funding. As a result of the lower interest rates offered on certificates of deposit, we have seen an increase in money market accounts.

Borrowed Funds: Total borrowed funds decreased $7.7 million, or 9.7%, to $71.7 million at December 31, 2010 compared to $79.5 million at December 31, 2009. The decrease was primarily attributable to a reduction of $16.7 million in Federal Reserve Bank Discount Window borrowings. We utilized brokered certificates of deposit and internal core deposit growth to reduce the amount of borrowings with the Federal Reserve Bank Discount Window. We had been utilizing the Federal Reserve discount window for our overnight borrowings until the second quarter of 2010 when they announced that they would be returning to their original intent to be a “lender of last resort”. We returned to the FHLBI for overnight borrowing needs at that time and maintain the ability to borrow at the Federal Reserve if needed.

Total Shareholders’ Equity: Total shareholders’ equity increased $176,000, or less than 1%, to $50.0 million at December 31, 2010 compared to $49.9 million at December 31, 2009, due to an increase in retained earnings of $2.6 million offset by a decrease in other comprehensive income (loss) of $2.4 million. The other comprehensive income (loss) on securities available for sale decreased $1.3 million over the same time period primarily due to a decrease in the fair values on municipal and mortgage-backed securities held in the Company’s available-for-sale investment portfolio. The Company booked $1.1 million in security gains permanently into income over that time period. There was a decrease of $1.0 million in other comprehensive income (loss) related to the interest rate swaps the Company has entered into as of December 31, 2010 compared to December 31, 2009, primarily attributable to the continued decline in interest rates and the impact this had on the fair value of these swaps. The interest rates are tested monthly by an independent third party for effectiveness and at December 31, 2010 all of the interest rate swaps were effective. During 2010, the Company repurchased $111,000 of its stock.

Comparison of Operating Results For the Years Ended December 31, 2010 and December 31, 2009

Net Income: Net income increased $79,000, or 3.1%, to $2.6 million for the year ended December 31, 2010 compared to $2.5 million for the year ended December 31, 2009. Net interest income increased $2.2 million, or 20.3%, during 2010 primarily due to the increase in the mortgage warehouse loan portfolio as well as a substantial decrease in the interest expense on long term FHLBI borrowings. Noninterest income increased $294,000, or 7.0% during the same time period and the Company also had a decrease in noninterest expense of $351,000, or 3.2%, during 2010 which contributed to the increase in net income. Offsetting the increases in net income was an increase in the provision for loan losses in 2010 of $2.6 million, or 308%, over the same time period. The Company has continued to add to its allowance for loan losses during the challenging economic conditions our customers have experienced.

Net Interest Income: Net interest income increased $2.2 million, or 20.3%, for the year ended December 31, 2010 compared to the prior year period, primarily due to an increase in the net interest spread of 29 basis points to 3.10% from 2.81%. The improvement in the net interest spread is primarily due to the increase in the average mortgage warehouse loans of $36.1 million, which had an annualized average yield of 7.01% compared to the annualized average yield on total interest-earning assets of 5.29% for the year ended December 31, 2010. Also contributing to the improvement in the net interest spread is the continued decrease in the average cost of FHLBI advances compared to the prior year period.

Interest and Dividend Income: Interest and dividend income increased $1.2 million, or 6.2%, for the year ended December 31, 2010 compared to the prior year, primarily attributable to the increase in the mortgage warehouse loan income. The warehouse program originated in May of 2009 and therefore is not fully reflected in the prior year. This resulted in an increase in interest income on mortgage warehouse loans of $2.4 million for the year ended December 31, 2010 compared to the prior year period. Partially offsetting this increase was a decrease in interest income on one-to four-family residential loans of $828,000 due to the decrease in the average outstanding balances. The annualized average loan yield increased 12 basis points during 2010 to 6.19% from 6.07% in 2009. This increase was primarily attributable to the increase in the mortgage warehouse loans.

Interest income from taxable securities decreased $1.3 million, or 33.6%, for the year ended December 31, 2010 compared to the prior year period, primarily due to a decrease in the annualized average yield of 126 basis points as well as a decrease in the average balance of $6.7 million. This is primarily due to the company restructuring and selling some of its taxable securities during 2010 and reinvesting into tax exempt securities and shorter taxable securities and at the same time recording securities gains. The decrease in the interest income from taxable securities was partially offset by an increase in income on tax exempt securities of $573,000 over the same time period. The average balance of tax exempt securities increased $15.3 million over the same time period. The company expects to reduce its income tax expense as a result of the increase in tax exempt securities income.

Dividend income from Federal Home Loan Bank of Indianapolis (“FHLBI”) stock decreased $42,000, or 34.7%, for the year ended December 31, 2010 compared to the same prior year period, attributable to the decrease in the annualized average yield to 1.89% from 2.88%. The dividend paid had declined consistently due to impairment charges the FHLBI has recorded. However, the dividend paid in the 4th quarter of 2010 increased to 2.00% from 1.50% in the previous quarter.

Interest Expense: Interest expense decreased $997,000, or 12.1%, for the year ended December 31, 2010 compared to the same prior year period. The annualized average cost of interest-bearing liabilities decreased 54 basis points to 2.19% during 2010 from 2.73% for the same prior year period, resulting in a decrease in interest expense. The decrease is primarily attributable to a decrease in interest rates paid on certificates of deposit and IRA time deposits as well as a decrease in the average cost of borrowed funds. The annualized average cost of certificates of deposit and IRA time deposits decreased 56 basis points, and the annualized average cost of savings, money market and NOW accounts remained relatively unchanged during 2010 when compared to the prior year end. The Company has continued to offer competitive interest rates on money market accounts in order to attract relatively low cost funds to help fund its mortgage warehouse division.

Interest expense on FHLBI advances decreased 63 basis points to 3.93% for the year ended December 31, 2010 from 4.56% compared to the same prior year period. This is primarily due to approximately $18.0 million in advances that matured during 2010 at an average cost of 5.9%, which were replaced at a significantly lower cost of funding.

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $3.5 million for the year ended December 31, 2010 compared to $851,000 for the same prior year period.

The increase in the provision for loan losses during 2010 was primarily attributable to two commercial loan relationships. The relationship attributing most heavily to the reserve in 2010 was acquired in the City Savings Bank acquisition in 2007 and is secured by a chemical manufacturing facility, equipment and inventory and a personal guarantee. The loan has been in foreclosure since 2008 and the owner since passed away. There was also a ruling made by the courts in favor of a subcontractor involved with the original construction of the underlying collateral. The original loan balance was $3.3 million and over the life of the loan we have made specific reserves and charge offs totaling $1.8 million, of which $1.6 million occurred in 2010. The remaining balance is $358,000 at December 31, 2010 for which we have a full specific reserve. We are pursuing a personal guarantee and any proceeds will be applied as a recovery. The second relationship consisted of one commercial real estate loan in the amount of $350,000 with a 50% SBA guarantee as well as a commercial business loan in the amount of $400,000 secured by inventory, accounts receivable and equipment. This resulted in specific reserves and charge-offs of $511,000 during 2010 and the remaining balance on the loan, net of reserves, is $65,000.

In addition to the specific reserves discussed, there was an increase in the general loan pool allocation due to the increase in the one year historical loss ratios for commercial loans used for the general loan pool allocations, as a result of the significant increase in charge offs during 2010.

Net charge-offs for the 2010 and 2009 periods were $2.3 million and $587,000, respectively. Commercial loan net charge-offs during 2010 totaled $2.0 million, $172,000 of one-to four-family residential loans, $105,000 of home equity loans, and $50,000 of consumer loans including indirect car loans. There have been no charge-offs for mortgage warehouse loans.

Non-performing loans totaled $6.9 million at December 31, 2010 compared to $7.7 million at December 31, 2009. As a percentage of total loans, non-performing loans were 2.49% on December 31, 2010 compared to 2.98% on December 31, 2009.

Noninterest Income: Noninterest income increased $294,000, or 7.0%, in 2010 compared to 2009, primarily attributable to an increase in mortgage warehouse loan fees and wire transfer fees of $528,000 and $197,000, respectively. There was also an increase in net gains on securities of $361,000 over the same time period, primarily due to gains taken during the first quarter of 2010. Management’s analysis determined that market conditions provided the opportunity to sell a number of securities and add these gains to capital permanently without a negative impact to long-term earnings. ATM and debit card fees increased $50,000, or 15.8%, attributable to increased activity as well as an increase in late 2009 to the foreign ATM card transaction fee the bank charges.

Partially offsetting these increases in noninterest income was a decrease of $436,000, or 98.9%, in life insurance death benefit proceeds received during 2009 from two insurance policies as part of the Company’s bank owned life insurance plan. Trust fees decreased $164,000, or 96.5%, attributable to the closing of the trust department in early 2010. Service charges on deposit accounts decreased $127,000, or 14.9%, during 2010 compared to the prior year period, primarily attributable to a decrease in overdraft charges of $124,000. The new regulations governing overdraft activity have affected the Bank’s ability to charge for this service and management expects this will continue in the future. Mortgage banking activity decreased $129,000, or 13.6%, during 2010 primarily in the first half of the year. Refinance activity significantly increased in the last six months of 2010.

Noninterest Expense: Noninterest expense decreased $349,000, or 3.1%, in 2010 compared to 2009. This decrease is primarily due to the $427,000 prepayment penalty fee assessed to retire the FHLBI advance in 2009, as well as a decrease in the FDIC insurance expense of $138,000. In 2009 there was a special assessment of 5 basis points assessed on total assets less tier 1 Capital as of June 30, 2009. The special assessment resulted in an expense of $176,000 which was not applicable in 2010. Amortization of intangibles decreased $69,000, or 20.7%, since the core deposit intangible asset is amortized into expense on an accelerated basis. Occupancy expense decreased $64,000, or 3.4%, primarily due to a decrease in depreciation expense of $74,000. Advertising expense decreased $44,000, or 18.3%, primarily attributable to a decrease in promotions expense compared to the prior year.

Partially offsetting these decreases in noninterest expense over the same time period was an increase in salaries and employee benefits of $325,000, or 5.9%. This was primarily attributable to the termination of one of the Bank’s post retirement life insurance benefit plans and a one-time reversal of the related liability during 2009, resulting in a $161,000 decrease in the expense during 2009 when compared to 2010. There was also an increase in commission payroll expense of $126,000, primarily due to the change in the pay structure of the retail mortgage division during 2010. Other operating expenses increased $51,000, or 4.6%, during 2010 primarily attributable to an increase in insurance expense of $61,000, primarily due to a full year of the mortgage warehouse coverage compared to the prior year.

Income Taxes: Income tax expense increased $120,000, or 28.2%, for 2010 compared to 2009, primarily due to the beneficial tax treatment of the reversal of the post retirement life insurance plan expense as well as the favorable treatment of the death benefit proceeds from the Company’s bank owned life insurance policies during 2009 when compared to the current year. We also had an increase in income before taxes of $199,000 for the year ended December 31, 2010 compared to the same prior year period. The effective tax rate was 17.4% for 2010 compared to 14.5% in 2009.

Interest Rate Margin Analysis

The following table sets forth average balance sheets, average yields and costs, and certain other information at the date and for the periods indicated. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Years Ended December 31,
	2010			2009			2008
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
Loans	$264,594	$16,371	6.19%	$237,837	$14,431	6.07%	$217,102	$14,210	6.55%
Taxable securities	78,287	2,564	3.28	85,033	3,862	4.54	91,881	4,649	5.06
Tax exempt securities	29,320	1,155	3.94	14,005	582	4.16	5,751	212	3.69
Federal Home Loan Bank of Indianapolis stock	4,186	79	1.89	4,206	121	2.88	4,187	209	4.99
Fed funds sold and other interest-bearing deposits	5,183	11	0.21	1,952	4	0.20	3,842	77	2.00

Total interest-earning assets	381,570	20,180	5.29%	343,033	19,000	5.54%	322,763	19,357	6.00%
Noninterest-earning assets	41,332			41,630			42,800

Total assets	$422,902			$384,663			$365,563

Liabilities and equity:
Savings deposits	$45,363	51	0.11%	$43,918	52	0.12%	$43,625	111	0.25%
Money market/NOW accounts	73,119	643	0.88	42,505	352	0.83	37,195	418	1.12
CDs and IRAs	148,585	3,985	2.68	141,029	4,568	3.24	135,774	5,354	3.94

Total interest bearing deposits	267,067	4,679	1.75	227,452	4,972	2.19	216,594	5,883	2.72
FHLB advances	53,288	2,096	3.93	62,111	2,833	4.56	67,153	3,220	4.80
Subordinated debentures	5,155	281	5.45	5,155	267	5.18	5,155	329	6.38
FDIC guaranteed unsecured borrowings	4,883	201	4.12	4,287	177	4.13	—	—	—
Other secured borrowings	1,493	11	0.74	3,252	16	0.49	2	—	—

Total interest-bearing liabilities	331,886	7,268	2.19%	302,257	8,265	2.73%	288,904	9,432	3.26%

Noninterest-bearing demand deposits	35,865			31,081			26,948
Other liabilities	4,561			3,467			3,111

Total liabilities	372,312			336,805			318,963
Equity	50,590			47,858			46,600

Total liabilities and equity	$422,902			$384,663			$365,563

Net interest income		$12,912			$10,735			$9,925

Net interest rate spread			3.10%			2.81%			2.74%
Net interest-earning assets	$49,684			$40,776			$33,859

Net interest margin			3.38%			3.13%			3.08%
Average of interest-earning assets to interest-bearing liabilities			114.97%			113.49%			111.72%

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities for the periods indicated. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31, 2010 vs. 2009			Years Ended December 31, 2009 vs. 2008
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,651	$289	$1,940	$1,301	$(1,080)	$221
Taxable securities	(287)	(1,011)	(1,298)	(332)	(455)	(787)
Tax exempt securities	605	(32)	573	340	30	370
Federal Home Loan Bank of Indianapolis stock	(1)	(41)	(42)	1	(89)	(88)
Fed funds sold and other interest-bearing deposits	7	—	7	(26)	(47)	(73)

Total interest-earning assets	1,975	(795)	1,180	1,284	(1,641)	(357)

Interest-bearing liabilities:
Savings deposits	2	(3)	(1)	1	(60)	(59)
Money market/NOW accounts	268	23	291	54	(120)	(66)
CDs and IRAs	235	(818)	(583)	201	(987)	(786)
FHLB advances and federal funds purchased	(374)	(363)	(737)	(235)	(152)	(387)
Subordinated debentures	—	14	14	—	(62)	(62)
Other secured borrowings	(11)	6	(5)	16	—	16
FDIC guaranteed borrowings	25	(1)	24	177	—	177

Total interest-bearing liabilities	145	(1,142)	(997)	214	(1,381)	(1,167)

Change in net interest income	$1,830	$347	$2,177	$1,070	$(260)	$810

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

Quantitative Analysis. The table below sets forth, as of December 31, 2010, the estimated changes in the economic value of equity that would result from the designated changes in the United States Treasury yield curve over a 12 month non-parallel ramp for the LaPorte Savings Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE		EV as Percentage of Economic Value of Assets (3)
Changes in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EV Ratio	Changes in Basis Points
	(Dollars in thousands)
+300	$54,488	$(5,722)	(9.50)%	12.75%	(0.61)%
+200	58,276	(1,934)	(3.21)	13.40	0.04
+100	59,415	(795)	(1.32)	13.42	0.06
0	60,210	—	—	13.36	—
-100	59,251	(959)	(1.59)	12.98	(0.38)
-200	57,377	(2,833)	(4.71)	12.46	(0.90)
-300	55,398	(4,812)	(7.99)	11.93	(1.43)

(1)	Assumes changes in interest rates over a 12 month non-parallel ramp.
(2)	EVE or Economic Value of Equity at Risk measures the Bank’s exposure to equity due to changes in a forecast interest rate environment.
(3)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.

The table above indicates that at December 31, 2010, in the event of a 100 basis point decrease in interest rates over a 12 month non-parallel ramp, we would experience a 1.59% decrease in net portfolio value. In the event of a 100 basis point increase in interest rates over a 12 month non-parallel ramp, the economic value would decrease 1.32% in net portfolio value.

As a result of the current interest rate environment, the table above reflects a greater exposure to increasing interest rates in the event of a 200 and 300 basis point movement in interest rates over a 12 month non-parallel ramp.

The Company is also continuing to take steps to address its exposure to rising interest rates. For instance management executed an interest rate swap to address the exposure on its $5.0 million floating rate trust preferred debenture in April 2009, by swapping for a fixed five year effective rate of 5.54%. In October 2009, the Company executed a $10.3 million interest rate swap which took $10.3 million five year floating rate brokered certificates of deposit and swapped for a fixed five year effective rate of 3.19%. In February 2010, the Bank executed two interest rate swaps against $15.0 million in maturing FHLB advances. The first interest rate swap was against a $10.0 million adjustable rate advance tied to the three month LIBOR plus 0.25% for six years at an effective fixed rate of 3.69% and began in July 2010. The second interest rate swap was against a $5.0 million adjustable rate advance tied to the three month LIBOR plus 0.22% for five years with an effective fixed rate of 3.54% and began in September 2010. We will continue to look for opportunities to address our exposure to rising interest rates utilizing hedging strategies in the future. We are also continuing to sell a majority of the fixed rate one-to-four family residential real estate loans originated and continuing to originate the majority of commercial real estate loans at a variable rate with interest rate floors attached.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet both our short- and long-term liquidity needs. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives. Liquidity levels fluctuate significantly based upon the demand in the mortgage warehouse lending division.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At December 31, 2010, $5.9 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $0 at December 31, 2010, not including scheduled or pre-payments from mortgage backed securities and CMOs. As of December 31, 2010, we had $61.7 million in borrowings outstanding from the Federal Home Loan Bank of Indianapolis and we have access to additional Federal Home Loan Bank advances of up to approximately $14.9 million. As of December 31, 2010, we had $0 in borrowings from the Federal Reserve Bank discount window and access to additional borrowings of up to approximately $11.7 million. During the third quarter of 2010, the Company was extended an accommodation from First Tennessee Bank National Association to borrow federal funds up to the amount of $15.0 million. This federal funds accommodation is not and shall not be a confirmed line or loan, and First Tennessee Bank National Association may cancel such accommodation at any time, in whole or in part, without cause or notice, in its sole discretion. At December 31, 2010, the Company’s borrowings from First Tennessee Bank National Association totaled $0. The market value of unpledged available for sale securities which could be pledged for additional borrowing purposes was $36.6 million at December 31, 2010.

At December 31, 2010, we had $35.4 million in loan commitments outstanding, of which $16.7 million was committed to originate unused home equity lines of credit, $3.0 million was committed to originate commercial lines of credit, $2.4 million was committed to originate unused commercial standby letters of credit, $11.7 million was committed to unused overdraft lines of credit and $1.6 million was committed to originate commercial real estate loans. Certificates of deposit and IRAs due within one year of December 31, 2010 totaled $67.6 million, or 45.5% of certificates of deposit and IRAs. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, IRAs and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2010. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $3.7 million and $1.7 million for years ended December 31, 2010 and December 31, 2009, respectively. Net cash used in investing activities was $39.8 million and $34.6 million during the years ended December 31, 2010 and 2009. Investment securities cash flows had the most significant effect, as net cash from sales and maturities amounted to $81.2 million and $58.7 million and net cash utilized in purchases amounted to $99.4 million and $56.6 million during the years ended December 31, 2010 and December 31, 2009, respectively. During 2010, we used $111,000 to purchase treasury stock. Net cash provided by financing activities was $36.0 million for the year ended December 31, 2010. Deposit and borrowing cash flows have comprised most of our financing activities in 2010 and 2009. The net effect of our operating, investing and financing activities was to decrease our cash and cash equivalents from $6.0 million at the beginning of fiscal year 2009 to $5.9 million at December 31, 2010.

We also have obligations under our post retirement plans as described in Notes 12 and 13 of the Notes to Consolidated Financial Statements. The post retirement benefit plans will require future payments to eligible plan participants. We contributed $52,000 to our 401(k) plan in 2010 and $72,000 in 2009. In addition, as part of the reorganization and offering, the employee stock ownership plan trust borrowed funds from LaPorte Bancorp and used those funds to purchase shares to be allocated to participants in our ESOP.

Off-Balance-Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and standby letters of credit. For information about our loan commitments, letters of credit and unused lines of credit, see Note 18 of the Notes to Consolidated Financial Statements.

For the years ended December 31, 2010 and 2009, we did not engage in any off-balance-sheet transactions other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities.

Recent Accounting Pronouncements

FASB ASC 860

In June 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and servicing (Statement No. 166—Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140). The new guidance removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard became effective for the Company on January 1, 2010 and did not have a material impact on the Company’s consolidated financial condition or results of operations.

FASB ASC 810-10

In June 2009, the FASB issued new guidance impacting FASB ASC 810-10, which amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This new guidance became effective for the Company on January 1, 2010 and did not have a material impact on the Company’s consolidated financial condition or results of operations.

FASB ASC 310

In April 2009, the FASB issued an update (ASU No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset) impacting FASB ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under the amendments, modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. This update was effective for the Company for the interim reporting period beginning after June 15, 2010. The adoption of this updated did not have a material impact on the Company’s consolidated financial condition or results of operations.

FASB ASU 2010-06

In January 2010, the FASB issued FASB Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (ASC 820). This Update amended existing guidance for fair value measurements and disclosures which requires disclosures for transfers in and out of Levels 1 and 2 fair value measurements and activity in Level 3 fair value measurements. The amendments in the guidance also clarify existing disclosures for level of disaggregation and disclosures about inputs and valuation techniques. The amendments in the guidance also include conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. The guidance was effective for interim and annual report periods beginning after December 15, 2009, except for the disclosures about activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The effect of adopting this new guidance did not have any material effect on the Company’s consolidated financial condition or results of operations.

FASB ASC 820-10

In July 2010, the FASB issued an update (ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses). The objective of the update is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. This update provides a list of amendments to exiting disclosures about financing receivables on a disaggregated basis with two levels—portfolio segment and class of financing receivable, as well as a list of additional disclosures about financing receivables. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. In January 2011, the FASB temporarily delayed the effective date of the disclosures about troubled debt restructurings. Those disclosures are anticipated to be effective for interim and annual reporting periods ending after June 15, 2011. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements, however, it does not expect to have a material effect on the Company’s consolidated financial condition or results of operations.

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

For information regarding market risk see Item 7—“Management’s Discussion and Analysis of Financial Conditions and Results of Operation.”

Item 8.	Financial Statements and Supplementary Data

The information regarding financial statements is incorporated herein by reference to LaPorte Bancorp’s 2010 Annual Report to Stockholders in the Financial Statements and the Notes thereto.

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

(b)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based upon the criteria set forth in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company’s management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

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

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) is incorporated herein by reference.

Item 11.	Executive Compensation

The “Proposal I—Election of Directors” section of the Company’s 2011 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I—Election of Directors” section of the Company’s 2011 Proxy Statement is incorporated herein by reference.

The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Certain Related Persons” section of the Company’s 2011 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The “Proposal III—Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2011 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements

The following are filed as a part of this report by means of incorporation by reference to LaPorte Bancorp’s 2010 Annual Report to Stockholders:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets—at December 31, 2010 and 2009

(C)	Consolidated Statements of Income—Years ended December 31, 2010 and 2009

(D)	Consolidated Statements of Changes In Shareholders’ Equity—Years ended December 31, 2010 and 2009

(E)	Consolidated Statements of Cash Flows—Years ended December 31, 2010 and 2009

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

3.1	Charter of LaPorte Bancorp, Inc. (1)

3.2	Bylaws of LaPorte Bancorp, Inc. (1)

4	Form of Common Stock Certificate of LaPorte Bancorp, Inc. (1)

10.1	Form of Employment Agreements for Lee A. Brady and Michele M. Thompson (1)

10.2	First Amendment to the Employment Agreement for Lee A. Brady (2)

10.3	First Amendment to the Employment Agreement for Michele M. Thompson (2)

10.4	Employment Agreement between Patrick W. Collins and The LaPorte Savings Bank (3)

10.5	Amended and Restated Supplemental Executive Retirement Plan for Lee A. Brady (4)

10.6	Amended and Restated Supplemental Executive Retirement Plan for Russell L. Klosinski (4)

10.7	Supplemental Executive Retirement Agreement between Michele M. Thompson and The LaPorte Savings Bank (4)

10.8	Supplemental Executive Retirement Agreement by and between Patrick W. Collins and The LaPorte Savings Bank (3)

10.9	Split Dollar Agreement by and between Patrick W. Collins and The LaPorte Savings Bank (3)

10.10	Split Dollar Agreement by and between Michele M. Thompson and The LaPorte Savings Bank (4)

10.11	Deferred Compensation Agreement (1)

10.12	First Amendment to the Deferred Compensation Agreement (2)

10.13	Employee Stock Ownership Plan and Trust (1)

13	Consolidated Financial Statements

21	Subsidiaries of Registrant

23	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 of LaPorte Bancorp, Inc. (file no. 333-143526), originally filed with the Securities and Exchange Commission (“Commission”) on June 5, 2007.
(2)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 31, 2009.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2010.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 26, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAPORTE BANCORP, INC.

Date: March 22, 2011	By:	/s/ Lee A. Brady
Lee A. Brady
Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lee A. Brady	President and Chief Executive Officer (Principal Executive Officer)	March 22, 2011
Lee A. Brady

/s/ Michele M. Thompson	Executive Vice President, Chief Financial Officer	March 22, 2011
Michele M. Thompson	(Principal Financial and Accounting Officer)

/s/ Paul G. Fenker	Chairman of the Board	March 22, 2011
Paul G. Fenker

/s/ Mark A. Krentz	Secretary of the Board	March 22, 2011
Mark A. Krentz

/s/ Ralph F. Howes	Director	March 22, 2011
Ralph F. Howes

/s/ L. Charles Lukmann, III	Director	March 22, 2011
L. Charles Lukmann, III

/s/ Jerry L. Mayes	Vice Chairman of the Board	March 22, 2011
Jerry L. Mayes

/s/ Robert P. Rose	Director	March 22, 2011
Robert P. Rose

/s/ Dale A. Parkison	Director	March 22, 2011
Dale A. Parkison

/s/ Thomas D. Sallwasser	Director	March 22, 2011
Thomas D. Sallwasser