Form 10-Q
period 2011-03-31
LaPorte Bancorp, Inc.
filed 2011-05-10
CIK 1400848

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of shares of common stock outstanding at May 6, 2011: 4,586,363, par value $0.01

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LAPORTE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and due from financial institutions	$6,795	$5,868
Securities available for sale	129,423	119,377
Federal Home Loan Bank (FHLB) stock, at cost (restricted)	4,038	4,038
Loans held for sale, at fair value	601	4,156
Loans, net of allowance for loan losses of $3,530 at March 31, 2011, $3,943 at December 31, 2010	264,586	273,103
Mortgage servicing rights	402	414
Other real estate owned	1,825	1,516
Premises and equipment, net	10,203	10,332
Goodwill	8,431	8,431
Other intangible assets	617	675
Bank owned life insurance	10,575	10,479
Accrued interest receivable and other assets	5,192	5,881

Total assets	$442,688	$444,270

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$35,463	$34,999
Interest bearing	287,926	282,339

Total deposits	323,389	317,338
Federal Home Loan Bank advances	52,844	61,675
Subordinated debentures	5,155	5,155
Federal Deposit Insurance Corporation guaranteed unsecured borrowings	4,932	4,916
Accrued interest payable and other liabilities	4,947	5,138

Total liabilities	391,267	394,222

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 4,783,163 shares issued; and 4,586,363 shares outstanding March 31, 2011 and December 31, 2010	48	48
Additional paid-in capital	21,159	21,160
Surplus	770	770
Retained earnings	31,989	31,211
Accumulated other comprehensive income (loss), net of tax (benefit) of $12 at March 31, 2011 and $(283) at December 31, 2010	24	(550)
Treasury stock, at cost (2011 – 196,800 shares, 2010 – 196,800 shares)	(1,144)	(1,144)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,425)	(1,447)

Total shareholders’ equity	51,421	50,048

Total liabilities and shareholders’ equity	$442,688	$444,270

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Interest and dividend income
Loans, including fees	$3,898	$3,892
Taxable securities	575	779
Tax exempt securities	364	250
FHLB stock	26	21
Other interest income	11	2

Total interest and dividend income	4,874	4,944

Interest expense
Deposits	1,083	1,156
Federal Home Loan Bank advances	395	579
Subordinated debentures	69	69
FDIC guaranteed unsecured borrowings	50	50
Federal Reserve Bank discount window borrowings	—	3

Total interest expense	1,597	1,857

Net interest income	3,277	3,087

Provision for loan losses	28	909

Net interest income after provision for loan losses	3,249	2,178

Noninterest income
Service charges on deposits	136	177
ATM and debit card fees	93	86
Trust fees	—	6
Earnings on life insurance, net	96	92
Net gains on mortgage banking activities	96	106
Loan servicing fees, net	13	17
Net gains on securities	25	808
Losses on other assets	(21)	(40)
Other income	103	97

Total noninterest income	541	1,349

Noninterest expense
Salaries and employee benefits	1,521	1,414
Occupancy and equipment	505	495
Data processing	108	115
Advertising	39	49
Bank examination fees	82	105
Amortization of intangibles	58	71
FDIC insurance	133	109
Collection and other real estate owned	34	33
Other expenses	362	303

Total noninterest expense	2,842	2,694

Income before income taxes	948	833

Income tax expense	170	163

Net income	$778	$670

Other comprehensive income (loss):
Unrealized gain on securities available for sale	$581	$233
Reclassification for gain on security sales	(25)	(808)
Unrealized gain (loss) on derivative instrument	314	(416)
Income tax effect	(296)	337

Other comprehensive income (loss)	574	(654)

Comprehensive income	$1,352	$16

Basic and diluted earnings per share	$0.18	$0.15

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended March 31, 2011 and 2010

(in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Unearned ESOP Shares	Total

Balance at January 1, 2010	$48	$21,188	$770	$28,620	$1,817	$(1,033)	$(1,538)	$49,872
Comprehensive income:
Net income	—	—	—	670	—	—	—	670
Other comprehensive income:
Net change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	(380)	—	—	(380)
Net change in unrealized gain (loss) on derivative Instruments, net of tax effect	—	—	—	—	(274)	—	—	(274)

Total comprehensive income								16
Treasury shares purchased, 19,000 shares	—	—	—	—	—	(93)	—	(93)
ESOP shares earned, 2,261 shares	—	(11)	—	—	—	—	23	12

Balance at March 31, 2010	$48	$21,177	$770	$29,290	$1,163	$(1,126)	$(1,515)	$49,807

Balance at January 1, 2011	$48	$21,160	$770	$31,211	$(550)	$(1,144)	$(1,447)	$50,048
Comprehensive income:
Net income	—	—	—	778	—	—	—	778
Other comprehensive income (loss):
Net change in unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	367	—	—	367
Net change in unrealized gain (loss) on derivative instruments, net of tax effect	—	—	—	—	207	—	—	207

Total comprehensive income								1,352
ESOP shares earned, 2,261 shares	—	(1)	—	—	—	—	22	21

Balance at March 31, 2010	$48	$21,159	$770	$31,989	$24	$(1,144)	$(1,425)	$51,421

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$778	$670
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	169	176
Provision for loan losses	28	909
Net gains on securities	(25)	(808)
Net gains on sales of loans	(80)	(83)
Originations of loans held for sale	(6,464)	(6,308)
Proceeds from sales of loans held for sale	10,099	6,338
Recognition of mortgage servicing rights	(16)	(23)
Amortization of mortgage servicing rights	28	19
Net change in loan servicing rights valuation allowance	—	3
Net (gains) losses on sales of other real estate owned	11	(2)
Write down of other real estate owned	2	37
Earnings on life insurance, net	(96)	(78)
Amortization of intangible assets	58	71
ESOP compensation expense	21	12
Amortization of issuance costs of unsecured borrowings	16	16
Change in assets and liabilities:
Accrued interest receivable and other assets	393	262
Accrued interest payable and other liabilities	123	323

Net cash from operating activities	5,045	1,534

Cash flows from investing activities
Net change in loans	8,017	(12,157)
Proceeds from sales of other real estate owned	150	299
Proceeds from maturities, calls and principal repayments of securities available for sale	3,922	6,280
Proceeds from sales of securities available for sale	932	22,894
Purchases of securities available for sale	(14,319)	(31,808)
Premises and equipment expenditures, net	(40)	(90)
Bank owned life insurance death benefits	—	5

Net cash from investing activities	(1,338)	(14,577)

Cash flows from financing activities
Net change in deposits	6,051	16,472
Net change in FHLB advances	(8,831)	(499)
Net change in Federal Reserve Bank discount window borrowings	—	(4,130)
Purchase of treasury stock	—	(93)

Net cash from financing activities	(2,780)	11,750

Net change in cash and cash equivalents	927	(1,293)

Cash and cash equivalents at beginning of period	5,868	6,000

Cash and cash equivalents at end of period	$6,795	$4,707

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$1,632	$1,910
Income taxes paid	—	—
Supplemental noncash disclosures:
Transfers from loans receivable to other real estate owned	$472	$293
Securities purchased not settled	—	1,561

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The unaudited consolidated financial statements included herein include the accounts of LaPorte Bancorp, Inc. (“the Bancorp”), its wholly owned subsidiary, The LaPorte Savings Bank (“the Bank”) together referred to as “the Company”. The Bancorp was formed on October 12, 2007. Intercompany transactions and balances are eliminated in consolidation.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 included in the Form 10-K Annual Report of LaPorte Bancorp, Inc. for the fiscal year ended December 31, 2010.

The results for the three-month period ended March 31, 2011 may not indicate the results to be expected for the full year ending December 31, 2011.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

FASB ASU No. 2010-20

In July 2010, the FASB issued an update (ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses). The objective of the update is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. This update provides a list of amendments to existing disclosures about financing receivables on a disaggregated basis with two levels – portfolio segment and class of financing receivable, as well as a list of additional disclosures about financing receivables. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS - continued

Newly Issued Not Yet Effective Standards:

FASB ASU No. 2011-01

In January 2011, the FASB issued an update (ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20). This update temporarily delays the effective date of the disclosures about troubled debt restructurings required in ASU No. 2010-20 for public entities. The delay was implemented to allow the FASB additional time to complete its deliberations on what constitutes a troubled debt restructuring. This will allow the FASB to coordinate the effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring. The guidance is effective for interim and annual reporting periods ending after June 15, 2011. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

FASB ASU No. 2011-02

In April 2011, the FASB issued an update (ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring). This update clarifies the guidance (FASB ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors) on what constitutes a troubled debt restructuring. The update states a restructuring constitutes a trouble debt restructuring when the creditor separately concludes the restructuring results in a concession being made by the creditor and the borrower is experiencing financial difficulties. The update also clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. Finally, the update clarifies that the creditor is precluded from applying the effective interest rate test in the borrower’s guidance on restructuring of payables when evaluating whether the restructuring constitutes a troubled debt restructuring. This guidance is effective for the first interim or annual reporting period beginning on or after June 15, 2011 and is to be applied retrospectively to the beginning of the annual period of adoption. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 3 – EARNINGS PER SHARE

Basic earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common share equivalents (-0- for the three months ended March 31, 2011 and 2010). Diluted earnings per common share is equal to basic earnings per common share for the periods ended March 31, 2011 and 2010, as there were no potentially dilutive common shares for the three months ended March 31, 2011 and 2010. The factors used in the earnings per common share computation follow:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Basic
Net income	$778	$670

Weighted average common shares outstanding	4,586,363	4,591,199
Less: Average unallocated ESOP shares	(143,585)	(152,629)

Average shares	4,442,778	4,438,570

Basic earnings per common share	$0.18	$0.15

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

March 31, 2011

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. federal agency	$23,867	$255	$(228)	$23,894
State and municipal	40,229	1,006	(157)	41,078
Mortgage-backed securities - residential	31,006	574	(275)	31,305
Government agency sponsored collateralized mortgage obligations	33,074	465	(418)	33,121
Privately held collateralized mortgage obligations	24	1	—	25

Total	$128,200	$2,301	$(1,078)	$129,423

December 31, 2010

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. federal agency	$20,950	$311	$(181)	$21,080
State and municipal	39,779	503	(454)	39,828
Mortgage-backed securities - residential	25,009	643	(222)	25,430
Government agency sponsored collateralized mortgage obligations	32,943	503	(437)	33,009
Privately held collateralized mortgage obligations	29	1	—	30

Total	$118,710	$1,961	$(1,294)	$119,377

Securities with unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

March 31, 2011	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. federal agency	$13,345	$(228)	$—	$—	$13,345	$(228)
State and municipal	7,184	(157)	—	—	7,184	(157)
Mortgage-backed securities - residential	19,914	(275)	—	—	19,914	(275)
Government agency sponsored collateralized mortgage obligations	16,577	(418)	—	—	16,577	(418)

Total temporarily impaired	$57,020	$(1,078)	$—	$—	$57,020	$(1,078)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE - continued

December 31, 2010	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. federal agency	$9,935	$(181)	$—	$—	$9,935	$(181)
State and municipal	16,766	(454)	—	—	16,766	(454)
Mortgage-backed securities - residential	11,718	(222)	—	—	11,718	(222)
Government agency sponsored collateralized mortgage obligations	13,615	(437)	—	—	13,615	(437)

Total temporarily impaired	$52,034	$(1,294)	$—	$—	$52,034	$(1,294)

At March 31, 2011, the Company held 59 investments in debt securities which were in an unrealized loss position of which all were in an unrealized loss position for less than twelve months. At December 31, 2010, the Company held 64 investments in debt securities which were in an unrealized loss position of which all were in an unrealized loss position for less than twelve months. Management periodically evaluates each investment security for potential other-than-temporary impairment, relying primarily on industry analyst reports and observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted declines in fair value are considered temporary and due only to normal market interest rate fluctuations. The Company does not intend to sell the securities and is not more likely than not to be required to sell these debt securities before their anticipated recovery.

Sales of securities available-for-sale for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
Proceeds	$932	$22,894
Gross gains	25	840
Gross losses	—	(17)

Proceeds from calls of securities available-for-sale during the three months ended March 31, 2011 and 2010 were $45 and $2,434, with gross gains of $0 and gross losses of $0 and $15, respectively.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE - continued

The amortized cost and fair value of debt securities at March 31, 2011 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations (“CMO”), are shown separately.

	Amortized Cost	Fair Value

Due in one year or less	$336	$342
Due from one to five years	18,609	18,790
Due from five to ten years	11,977	12,103
Due after ten years	33,174	33,737

Subtotal	64,096	64,972
Mortgage-backed securities and CMOs	64,104	64,451

Total	$128,200	$129,423

Securities pledged at March 31, 2011 and December 31, 2010 had a carrying amount of approximately $37,167 and $36,195, respectively, and were pledged to secure public deposits, FHLB advances, short-term borrowings through the Federal Reserve Discount Window and cash flow hedges.

NOTE 5 – LOANS

Loans at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010

Commercial	$124,351	$124,714
Mortgage	54,568	57,144
Mortgage warehouse	64,855	69,600
Residential construction	2,203	2,283
Indirect auto	3,154	3,390
Home equity	13,499	14,187
Consumer and other	5,353	5,595

Subtotal	267,983	276,913
Less: Net deferred loan (fees) costs	133	133
Allowance for loan losses	(3,530)	(3,943)

Loans, net	$264,586	$273,103

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

As of March 31, 2011, the Bank’s mortgage warehouse division had repurchase agreements with nine mortgage companies. During the first quarter of 2011, the mortgage companies originated $555,622 in mortgage loans and sold $565,767 in mortgage loans. The Bank recorded interest income of $762 and mortgage warehouse loan fees of $172 which are included in loan interest income and wire transfer fees of $56 which are included in noninterest income during the first quarter of 2011. As of March 31, 2010, the Bank’s mortgage warehouse division had repurchase agreements with 10 mortgage companies. During the first quarter of 2010, the mortgage companies originated $358,254 in mortgage loans and sold $343,705 in mortgage loans. The Bank recorded interest income of $605 and mortgage warehouse loan fees of $122 which are included in loan interest income and wire transfer fees of $37 which are included in noninterest income during the first quarter of 2010.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS - continued

The following table presents the activity and balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011 and December 31, 2010:

	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Indirect Auto	Home Equity	Consumer and Other	Unallocated	Total
March 31, 2011
Allowance for loan losses:
Beginning balance	$3,147	$389	$139	$17	$28	$142	$81	$—	$3,943
Charge-offs	(368)	(70)	—	—	—	—	(10)	—	(448)
Recoveries	—	—	—	—	1	—	6	—	7
Provision	(144)	110	23	—	(1)	16	24	—	28

Ending balance	2,635	429	162	17	28	158	101	—	3,530

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$476	$52	$—	$—	$—	$26	$—	$—	$554
Collectively evaluated for impairment	2,159	377	162	17	28	132	101	—	2,976
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—

Total ending allowance	$2,635	$429	$162	$17	$28	$158	$101	$—	$3,530

Loans:
Loans individually evaluated for impairment	$5,454	$907	$—	$87	$—	$377	$—	$—	$6,825
Loans collectively evaluated for impairment	118,368	53,489	64,855	2,109	3,154	13,170	5,359	—	260,504
Loans acquired with deteriorated credit quality	627	160	—	—	—	—	—	—	787

Total ending loan balance	$124,449	$54,556	$64,855	$2,196	$3,154	$13,547	$5,359	$—	$268,116

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS - continued

	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Indirect Auto	Home Equity	Consumer and Other	Unallocated	Total
December 31, 2010
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$813	$60	$—	$—	$—	$15	$—	$—	$888
Collectively evaluated for impairment	2,334	329	139	17	28	127	81	—	3,055
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—

Total ending allowance	$3,147	$389	$139	$17	$28	$142	$81	$—	$3,943

Loans:
Loans individually evaluated for impairment	$5,408	$1,224	$—	$87	$—	$377	$—	$—	$7,096
Loans collectively evaluated for impairment	118,779	55,751	69,600	2,187	3,390	13,858	5,600	—	269,165
Loans acquired with deteriorated credit quality	622	162	—	—	—	—	1	—	785

Total ending loan balance	$124,809	$57,137	$69,600	$2,274	$3,390	$14,235	$5,601	$—	$277,046

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS - continued

Activity in the allowance for loan losses for the three months ended March 31, 2010 was as follows:

March 31, 2010
Beginning balance	$2,776
Provision for loan losses	909
Loans charged-off	(37)
Recoveries	11

Ending balance	$3,659

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010:

March 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and other	$28	$28	$—	$29	$—
Real estate	1,166	1,166	—	1,162	4
Land	2,248	2,248	—	2,248	12
Mortgage	637	636	—	640	11
Residential construction:
Land	87	87	—	87	—

Subtotal	4,166	4,165	—	4,166	27
With an allowance recorded:
Commercial:
Real estate	1,298	1,299	357	1,300	6
Land	712	713	119	713	—
Mortgage	271	271	52	274	—
Home equity	377	377	26	377	—

Subtotal	2,658	2,660	554	2,664	6

Total	$6,824	$6,825	$554	$6,830	$33

The recorded investment in loans does not include accrued interest. Interest income recognized was received in cash.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS - continued

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
December 31, 2010
With no related allowance recorded:
Commercial:
Commercial and other	$—	$—	$—	$51	$—
Real estate	1,185	1,184	—	711	9
Land	2,323	2,323	—	763	31
Mortgage	732	732	—	559	8
Residential construction:
Land	87	88	—	93	—
Home equity	—	—	—	3	—

Subtotal	4,327	4,327	—	2,180	48
With an allowance recorded:
Commercial:
Commercial and other	—	—	—	238	—
Real estate	1,843	1,843	812	2,282	21
Construction	—	—	—	643	—
Land	57	57	1	14	1
Mortgage	492	492	60	366	—
Home equity	377	377	15	353	1

Subtotal	2,769	2,769	888	3,896	23

Total	$7,096	$7,096	$888	$6,076	$71

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS - continued

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2011 and December 31, 2010:

	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
March 31, 2011
Commercial:
Commercial and other	$28	$—
Real estate	2,619	—
Land	2,960	—
Mortgage	748	—
Residential construction:
Land	87	—
Indirect auto	4	—
Home equity	377	—
Consumer and other	12	—

Total	$6,835	$—

The recorded investment in loans does not include accrued interest.

December 31, 2010
Commercial:
Real estate	$2,819	$—
Land	2,381	—
Mortgage	1,224	—
Residential construction:
Land	87	—
Indirect auto	4	—
Home equity	377	—

Total	$6,892	$—

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS - continued

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 and December 31, 2010 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2011
Commercial:
Commercial and other	$39	$35	$—	$74	$18,179	$18,253
Real estate	1,630	390	917	2,937	76,323	79,260
Five or more family	—	—	—	—	11,557	11,557
Construction	—	—	—	—	5,004	5,004
Land	2,248	—	713	2,961	7,414	10,375
Mortgage	1,253	—	474	1,707	52,849	54,556
Mortgage warehouse	—	—	—	—	64,855	64,855
Residential construction:
Construction	—	—	—	—	1,799	1,799
Land	—	—	87	87	310	397
Indirect	41	—	4	45	3,109	3,154
Home equity	16	—	377	393	13,154	13,547
Consumer and other	31	—	12	43	5,316	5,359

Total	$5,238	$425	$2,584	$8,247	$259,869	$268,116

The recorded investment in loans does not include accrued interest.

December 31, 2010

Commercial:
Commercial and other	$—	$35	$—	$35	$17,994	$18,029
Real estate	1,328	—	1,580	2,908	76,948	79,856
Five or more family	48	—	—	48	11,530	11,578
Construction	—	—	—	—	4,943	4,943
Land	—	—	133	133	10,270	10,403
Mortgage	1,200	—	1,021	2,221	54,916	57,137
Mortgage warehouse	—	—	—	—	69,600	69,600
Residential construction:
Construction	—	—	—	—	1,876	1,876
Land	44	—	87	131	267	398
Indirect auto	31	—	4	35	3,355	3,390
Home equity	—	377	—	377	13,858	14,235
Consumer and other	153	—	—	153	5,448	5,601

Total	$2,804	$412	$2,825	$6,041	$271,005	$277,046

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS - continued

Credit Quality Indicators

The Company categorized loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. The analysis includes loans with risk ratings of Special Mention, Substandard and Doubtful. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The Bank monitors credit quality on loans not rated through the loan’s individual payment performance. As of March 31, 2011, the most recent analysis performed, and December 31, 2010 the risk category of loans by class of loans is as follows:

	Not Rated	Pass	Special Mention	Substandard	Doubtful
March 31, 2011
Commercial:
Commercial and other	$100	$16,559	$1,518	$76	$—
Real estate	126	69,178	5,027	4,738	191
Five or more family	214	11,170	173	—	—
Construction	—	4,741	263	—	—
Land	—	6,408	709	3,258	—
Mortgage	45,170	7,326	427	1,578	55
Mortgage warehouse	64,855	—	—	—	—
Residential construction:
Construction	1,799	—	—	—	—
Land	310	—	—	87	—
Indirect auto	3,119	35	—	—	—
Home equity	12,593	186	106	285	377
Consumer and other	4,113	1,246	—	—	—

Total	$132,399	$116,849	$8,223	$10,022	$623

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS - continued

	Not Rated	Pass	Special Mention	Substandard	Doubtful
December 31, 2010
Commercial:
Commercial and other	$213	$17,736	$29	$51	$—
Real estate	419	69,094	4,820	4,743	780
Five or more family	216	11,187	175	—	—
Construction	—	4,690	253	—	—
Land	—	6,427	684	3,292	—
Mortgage	47,086	7,525	520	1,951	55
Mortgage warehouse	69,600	—	—	—	—
Residential construction:
Construction	1,876	—	—	—	—
Land	311	—	—	87	—
Indirect auto	3,353	37	—	—	—
Home equity	13,458	141	109	150	377
Consumer and other	4,294	1,307	—	—	—

Total	$140,826	$118,144	$6,590	$10,274	$1,212

The recorded investment in loans does not include accrued interest.

Purchased Loans

The Company purchased loans during 2007, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of those loans is as follows:

	March 31, 2011	December 31, 2010
Commercial	$59	$66
Commercial real estate	952	962
Home equity	8	9
One- to four-family	162	163

Outstanding balance	$1,180	$1,200

Carrying amount, net of allowance of $0	$1,021	$1,035

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS - continued

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended March 31,
	2011	2010
Beginning balance	$250	$28
Reclassification from non-accretable yield	8	6
Accretion of income	(22)	(20)

Ending balance	$236	$14

For the purchased loans disclosed above, the Company did not increase the allowance for loan losses during 2011 or 2010. No allowance for loan losses were reversed during 2011 or 2010.

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

Mortgage Servicing Rights: The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income (Level 2). Fair value at March 31, 2011 was determined using a discount rate of 9.0%, prepayment speeds ranging from 8.3% to 21.1%, depending on the stratification of the specific right, and a weighted average default rate of approximately 0.5%. Fair value at December 31, 2010 was determined using a discount rate of 9.0%, prepayment speeds ranging from 8.2% to 22.6%, depending on the stratification of the specific right, and a weighted average default rate of approximately 0.5%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2011
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available for sale
U.S. federal agency	$23,894	$—	$23,894	$—
State and municipal	41,078	—	41,078	—
Mortgage-backed securities-residential	31,305	—	31,305	—
Government agency sponsored collateralized mortgage obligations	33,121	—	33,121	—
Privately held collateralized mortgage obligations	25	—	25	—

Total investment securities available-for-sale	$129,423	$—	$129,423	$—

Loans held for sale	$601	$—	$601	$—
Derivatives – residential mortgage loan commitments	31	—	31	—

Financial Liabilities
Derivatives – interest rate swaps	(1,549)	—	(1,549)	—

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

		December 31, 2010
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available for sale
U.S. federal agency	$21,080	$—	$21,080	$—
State and municipal	39,828	—	39,828	—
Mortgage-backed securities – residential	25,430	—	25,430	—
Government agency sponsored collateralized mortgage obligations	33,009	—	33,009	—
Privately held collateralized mortgage obligations	30	—	30	—

Total investment securities available-for-sale	$119,377	$—	$119,377	$—

Loans held for sale	$4,156	$—	$4,156	$—
Derivatives – residential mortgage loan commitments	53	—	53	—

Financial Liabilities
Derivatives – interest rate swaps	(1,828)	—	(1,828)	—

Loans held for sale were carried at the fair value of $601, which was made up of the outstanding balance of $591, net of a valuation of $10 at March 31, 2011, resulting in income of $(36) for the three months ended March 31, 2011. At December 31, 2010, loans held for sale were carried at the fair value of $4,156, which was made up of the outstanding balance of $4,110, net of a valuation of $46 at December 31, 2010, resulting in income of $32 for the year ended December 31, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2011
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Commercial:
Real estate	$941	$—	$—	$941
Land	593	—	—	593
Mortgage	219	—	—	219
Home equity	351	—	—	351
Other real estate owned, net Mortgage	10	—	—	10
Mortgage servicing rights	263	—	263	—

		Fair Value Measurements at December 31, 2010
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Commercial:
Real Estate	$1,031	$—	$—	$1,031
Land	56	—	—	56
Mortgage	432	—	—	432
Home equity	362	—	—	362
Other real estate owned, net
Commercial:
Real Estate	148	—	—	148
Land	390	—	—	390
Mortgage	13	—	—	13
Mortgage servicing rights	277	—	277	—

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had an outstanding amount of $2,658, with a valuation allowance of $554 at March 31, 2011, resulting in an additional provision for loan losses of $93 for the three months ended March 31, 2011. These additional provisions were offset by a reduction of $65 for other factors. At December 31, 2010, impaired loans had an outstanding amount of $2,769, with a valuation allowance of $888, resulting in an additional provision for loan losses of $2,515 for the year ended December 31, 2010.

Other real estate owned, which is measured at the lower of cost or fair value less costs to sell, had a net carrying amount of $10, which was made up of the outstanding balance of $12 net a valuation allowance of $2 at March 31, 2011, resulting in a write-down of $2 for the three months ended March 31, 2011. At December 31, 2010, other real estate owned had a net carrying amount of $551, which was made up of the outstanding balance of $682, net of a valuation allowance of $131 at December 31, 2010, resulting in a write-down of $131 for the year ended December 31, 2010.

Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $263, which was made up of the outstanding balance of $355, net of a valuation allowance of $92 at March 31, 2011. At December 31, 2010, mortgage servicing rights were carried at their fair value of $277, which was made up of the outstanding balance of $369, net of a valuation allowance of $92, resulting in a charge of $42 for the year ended December 31, 2010.

The carrying amounts and estimated fair values of financial instruments, at March 31, 2011 and December 31, 2010 are as follows:

	Carrying Amount	Fair Value
March 31, 2011

Financial assets
Cash and due from financial institutions	$6,795	$6,795
Securities available-for-sale	129,423	129,423
Federal Home Loan Bank stock	4,038	N/A
Loans held for sale	601	601
Loans, net	264,586	269,033
Accrued interest receivable	1,406	1,406

Financial liabilities
Deposits	$(323,389)	$(314,784)
Federal Home Loan Bank advances	(52,844)	(55,085)
Subordinated debentures	(5,155)	(5,026)
FDIC guaranteed unsecured borrowings	(4,932)	(5,137)
Accrued interest payable	(372)	(372)
Derivatives – interest rate swaps	(1,549)	(1,549)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

	Carrying Amount	Fair Value
December 31, 2010

Financial assets
Cash and due from financial institutions	$5,868	$5,868
Securities available-for-sale	119,377	119,377
Federal Home Loan Bank stock	4,038	N/A
Loans held for sale	4,156	4,156
Loans, net	273,103	273,103
Accrued interest receivable	1,451	1,451

Financial liabilities
Deposits	$(317,338)	$(310,419)
Federal Home Loan Bank advances	(61,675)	(64,100)
Subordinated debentures	(5,155)	(4,933)
FDIC guaranteed unsecured borrowings	(4,916)	(5,162)
Accrued interest payable	(407)	(407)
Derivatives – interest rate swaps	(1,828)	(1,828)

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with notional amounts of $30.25 million as of March 31, 2011 and December 31, 2010, were designated as cash flow hedges of subordinated debentures, certain CDARS deposits and FHLB advances, and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or the Company discontinues hedge accounting. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. The Company does not expect any amounts to be reclassed from other comprehensive income (loss) over the next 12 months.

Information related to the interest-rate swaps designated as cash flow hedges as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Subordinated debentures
Notional amount	$5,000	$5,000
Fixed interest rate payable	5.54%	5.54%
Variable interest rate receivable (Three month LIBOR plus 3.10%)	3.41%	3.40%
Unrealized losses	(138)	(176)
Maturity date		March 26, 2014

CDARS deposits
Notional amount	$10,250	$10,250
Fixed interest rate payable	3.19%	3.19%
Variable interest rate receivable (One month LIBOR plus 0.55%)	0.80%	0.81%
Unrealized losses	(326)	(420)
Maturity date		October 9, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 7 – DERIVATIVES - continued

	March 31, 2011	December 31, 2010
FHLB advance
Notional amount	$5,000	$5,000
Fixed interest rate payable	3.54%	3.54%
Variable interest rate receivable (Three month LIBOR plus 0.22%)	0.53%	0.52%
Unrealized losses	(246)	(303)
Maturity date		September 20, 2015

FHLB advance
Notional amount	$10,000	$10,000
Fixed interest rate payable	3.69%	3.69%
Variable interest rate receivable (Three month LIBOR plus 0.25%)	0.55%	0.54%
Unrealized losses	(476)	(601)
Maturity date		July 19, 2016

Interest income (expense) recorded on these swap transactions totaled $(246) and $(89) during the first quarter of 2011 and 2010, respectively, and is reported as a component of interest expense on subordinated debentures and deposits and FHLB advances.

The following table presents the net losses recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three months ended March 31, 2011 and 2010:

	Net amount of gain (loss) recognized in OCI (Effective Portion) 2011	Net amount of gain (loss) reclassified from OCI to interest income 2011	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion) 2011
Interest rate contracts	$207	$—	$—

	Net amount of gain (loss) recognized in OCI (Effective Portion) 2010	Net amount of gain (loss) reclassified from OCI to interest income 2010	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion) 2010

Interest rate contracts	$(217)	$—	$—

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 7 – DERIVATIVES - continued

The following table reflects the cash flow hedges included in the Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to Subordinated debentures	$(5,000)	$(138)	$(5,000)	$(176)
CDARS deposits	(10,250)	(326)	(10,250)	(420)
FHLB advances	(15,000)	(722)	(15,000)	(904)

Total included in other liabilities		$(1,186)		$(1,500)

Interest Rate Swaps Designated as Fair Value Hedges: An interest rate swap with a notional amount of $5.0 million as of March 31, 2011 and December 31, 2010 was designated as a fair value hedge of certain brokered deposits. Information related to the interest rate swap designated as a fair value hedge is as follows:

	March 31, 2011	December 31, 2010
Brokered deposits
Notional amount	$5,000	$5,000
Variable interest rate payable (One month LIBOR less 0.25%)	0.01%	0.01%
Fixed interest rate receivable	1.25%	1.25%
Maturity date		September 15, 2020

Interest income (expense) recorded on this swap transaction totaled $15 for the first quarter of 2011 and is reported as a component of interest expense on deposits. Gains (losses) on the fair market value hedge are recorded in other noninterest income and totaled $(4) for the first quarter of 2011.

The following table reflects the fair value hedge included in the Consolidated Balance Sheet as of March 31, 2011 (unaudited) and December 31, 2010:

	March 31, 2011		December 31, 2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to Brokered deposits	$(5,000)	$(362)	$(5,000)	$(328)

Total included in other liabilities		$(362)		$(328)

The counterparty to the Company’s derivatives is exposed to credit risk whenever the derivative is in a liability position. As a result, the Company has collateralized the liability with cash and security collateral held in safekeeping by Bank of New York. At March 31, 2011 and December 31, 2010, the Company had $220 in cash and securities with a fair value of $2,459 and $2,482, respectively, posted as collateral for these derivatives.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of the Company and certain subsidiaries are detailed in ”Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

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

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

General: Total assets decreased $1.6 million, or less than 1%, to $442.7 million at March 31, 2011 from $444.3 million at December 31, 2010. Loan demand remains slow, primarily attributable to continued economic challenges both nationally and locally. Deposit growth continued in both interest bearing and noninterest bearing demand deposits, as well as in savings and money market accounts. However, we did experience a decrease in time deposits. Overall total deposits increased 1.9% and we were able to reduce Federal Home Loan Bank borrowings 14.3% over the first quarter.

Investment Securities: Total securities available for sale increased $10.0 million, or 8.4%, to $129.4 million at March 31, 2011 from $119.4 million at December 31, 2010 primarily due to an increase in deposits as well as a decrease in loans. We experienced an increase in government agency and mortgage-backed securities compared to December 31, 2010. The company had no corporate bond holdings and less than 1% of the securities portfolio was in corporate or whole loan collateralized mortgage obligations as of March 31, 2011.

As of March 31, 2011, management reviewed the securities portfolio for possible other-than-temporary impairment and determined there were no impairment charges to be recorded. At March 31, 2011, the total available-for-sale securities portfolio reflected a net unrealized gain of $1.2 million compared to a net unrealized gain of $667,000 at December 31, 2010.

Loans Held for Sale: Loans held for sale decreased $3.6 million to $601,000 at March 31, 2011 compared to $4.2 million at December 31, 2010 primarily due to a decrease in volume of one-to four-family residential loans being originated and sold to the secondary market during the first quarter of 2011.

Net Loans: Net loans decreased $8.5 million, or 3.1%, to $264.6 million at March 31, 2011 compared to $273.1 million at December 31, 2010. This decrease is primarily due to a decrease in mortgage warehouse lending and one-to four-family residential loans over the same time period. Management believes this decrease in lending may continue in the future due to continued challenges in the housing market and the economy as a whole.

There was no material change in both commercial real estate and commercial business loans at March 31, 2011 compared to December 31, 2010, primarily attributable to the overall national and local economic concerns. Commercial business loans increased $225,000, or 1.3%, to $18.2 million at March 31, 2011 compared to $18.0 million at December 31, 2010. Commercial real estate loans decreased $595,000, or less than 1%, to $79.2 million at March 31, 2011 compared to $79.8 million at December 31, 2010.

Five or more family residential loans had no material change at March 31, 2011 compared to the prior year end. Total construction loans as well as land loans also remained flat over the same time period.

Mortgage warehouse loans decreased $4.7 million, or 6.8%, at March 31, 2011 to $64.9 million compared to $69.6 million at December 31, 2010. The lack of refinance and new purchase activity locally was also experienced by mortgage companies across the country in the first quarter of 2011 compared to 2010. Management does not expect this to change in the near future and expects to see a further decrease in outstanding balances in the near future.

One–to four-family residential loans decreased $2.6 million, or 4.5%, to $54.6 million at March 31, 2011 compared to $57.1 million at December 31, 2010, primarily due to the Bank’s continued sale of the majority of its fixed rate one-to four-family residential loans originated, and normal repayment and refinance activity.

Consumer and home equity loan demand has also remained slow, consistent with the other lending areas. Home equity loans and lines of credit decreased $688,000, or 4.9%, to $13.5 million at March 31, 2011 compared to $14.2 million at December 31, 2010. Automobile and other consumer loans decreased $478,000, or 5.3%, to $8.5 million over the same time period.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Nonperforming Assets: The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One- to four- family	$748	$1,224
Five or more family	—	—
Commercial (1)	2,255	2,819
Construction	—	—
Land	3,047	2,468

Total real estate	$6,050	$6,511
Consumer and other loans:
Home equity	377	377
Commercial	28	—
Automobile and other	16	4

Total consumer and other loans	421	381

Total nonaccrual loans	$6,471	$6,892

Troubled debt restructured
Commercial real estate	$364	$—

Total troubled debt restructured	$364	$—

Loans greater than 90 days delinquent and still accruing:
Real estate:
One- to four- family	$—	$—
Five or more family	—	—
Commercial	—	—
Construction	—	—
Land	—	—

Total real estate	$—	$—

Consumer and other loans:
Home equity	—	—
Commercial	—	—
Automobile and other	—	—

Total consumer and other loans	$—	$—

Total nonperforming loans	$6,835	$6,892

Foreclosed assets:
One- to four- family	$827	$596
Five or more family	—	—
Commerical	608	530
Construction	—	—
Land	390	390
Consumer	—	—
Business assets	—	—

Total foreclosed assets	$1,825	$1,516

Total nonperforming assets	$8,660	$8,408

Ratios:
Nonperforming loans to total loans	2.55%	2.49%
Nonperforming assets to total assets	1.96%	1.89%

(1)	$155 of the nonaccrual one- to four- family loans at March 31, 2011 and December 31, 2010, were loans acquired with credit deterioration in the acquisition of City Savings Bank.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The allowance for loan losses balance decreased $413,000, to $3.5 million at March 31, 2011 compared to $3.9 million at December 31, 2010, primarily due to net charge-offs of $441,000. Net charge-offs of $390,000 had been specifically reserved for in prior periods. The allowance for loan losses to total loans ratio was 1.32% at March 31, 2011 compared to 1.42% at December 31, 2010. The allowance for loan losses to nonperforming loans was 51.6% at March 31, 2011 compared to 57.2% at December 31, 2010.

Total nonperforming loans were at $6.8 million at March 31, 2011, down from $6.9 million at December 31, 2010. Total nonperforming loans to total loans ratio was 2.55% as of March 31, 2011 compared to 2.49% at December 31, 2010, primarily because total loans decreased to $264.6 million from $273.1 million over the same time period.

Other Real Estate: Other real estate increased $309,000, or 20.4%, to $1.8 million at March 31, 2011 compared to $1.5 million at December 31, 2010. Two properties were sold during the first quarter of 2011 with a recorded book value of $161,000 and five new properties transferred into other real estate during the quarter with a market value of $447,000.

Goodwill and Other Intangible Assets: The Company’s goodwill totaled $8.4 million at March 31, 2011 and at December 31, 2010. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The annual impairment review of the $8.4 million of goodwill previously recorded was performed in the fourth quarter of 2010. The fair value of goodwill was estimated using a number of measurement methods. These included the application of various metrics from bank sale transactions for institutions comparable to La Porte Bancorp, Inc. including the application of market-derived multiples of tangible book value and earnings, as well as estimations of the present value of future cash flows. Based on this evaluation completed in January 2011, management determined that the fair value of the reporting unit, which is defined as the Company as a whole, exceeded the carrying value of the goodwill, based on the opinion of an independent third party specialist that a control premium would be paid by a potential acquirer, such that the sale price per common share of the Company would exceed its book value per common share. Accordingly, no goodwill impairment was recognized in 2010.

The Company’s stock price has increased from the previous analysis and earnings have continued to increase, therefore, management determined than an updated analysis from an independent third party as of the end of the first quarter was not necessary at this time. A full independent review will be done to test the goodwill for impairment annually unless circumstances indicate an updated review is necessary. As the Company’s market price per common share is currently trading close to its tangible book value per common share, it is reasonably possible that management may conclude that goodwill, totaling $8.4 million at March 31, 2011, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

Deposits: Total deposits increased $6.1 million, or 1.9%, to $323.4 million at March 31, 2011 compared to $317.3 million at December 31, 2010, primarily due to increases in the liquid interest-bearing accounts. Interest-bearing demand deposits increased $4.7 million, or 12.1% during the first quarter of 2011 and savings and money market accounts increased a total of $4.6 million, or 4.8%. Certificates of deposit and IRA accounts decreased $3.7 million, or 2.5%, at March 31, 2011 compared to December 31, 2010, primarily attributable to the interest rates offered. Although management believes the interest rates offered on certificates of deposit have remained competitive, we have positioned them at or below the average rates offered in the market due to the lack of loan demand at this time.

Borrowed Funds: Federal Home Loan Bank of Indianapolis (”FHLBI”) borrowings decreased $8.8 million, or 14.3%, to $52.8 million at March 31, 2011 compared to $61.7 million at December 31, 2010, primarily attributable to the decrease in mortgage warehouse loan balances and its impact on overnight advance borrowings.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Total Shareholders’ Equity: Total shareholders’ equity increased $1.4 million, or 2.7%, to $51.4 million at March 31, 2011 compared to $50.0 million at December 31, 2010, due to an increase in retained earnings of $778,000 and an increase of $574,000 in other comprehensive income (loss) on securities available-for-sale. The increase in other comprehensive income (loss) was primarily due to an increase in the fair values on municipal securities held in the Company’s available-for-sale investment portfolio.

Comparison of Operating Results For Three Month Period Ended March 31, 2011 and March 31, 2010

Net Income: Net income increased $108,000, or 16.1%, to $778,000 for the three months ended March 31, 2011 compared to $670,000 for the three months ended March 31, 2010. This increase is primarily due to a decrease in interest expense in addition to a decrease in the provision for loan losses during the first quarter of 2011 compared the same prior year period. The increases were partially offset by a decrease in the net gains on sales of securities as well as an increase in noninterest expense over the same time period.

Net Interest Income: Net interest income increased $190,000, or 6.2%, to $3.3 million for the three months ended March 31, 2011 compared to $3.1 million for the three months ended March 31, 2010. The increase is primarily due to an increase of $33.0 million in average interest-earning assets over the same time period. There was a 2 basis point decrease in the annualized net interest spread during the first quarter of 2011 compared to the same prior year period, primarily due to a decrease in the annualized average yield on the taxable securities portfolio. The continued decrease in loan demand and outstanding balances has also resulted in an increase in the balance of the securities portfolio as well.

Interest and Dividend Income: Interest and dividend income decreased $70,000, or 1.4%, for the three month period ending March 31, 2011 compared to the same prior year period. There was no material change in interest income on loans for the three month period ending March 31, 2011 compared to the three month period ending March 31, 2010. We did have a decrease in interest income on one-to four-family residential loans of $223,000, partially offset by an increase in interest income and fees on mortgage warehouse loans totaling $207,000 and an increase in interest on commercial and commercial real estate loans of $62,000. The annualized average yield on the total loan portfolio decreased 6 basis points, to 6.31% for the first quarter of 2011 compared to 6.37% for the prior year period.

Interest income from taxable securities decreased $204,000, or 26.2%, for the three months ended March 31, 2011 compared to the same prior year period, primarily due to a decrease in the average annualized yield of 127 basis points. Partially offsetting this decrease was an increase in interest income from tax exempt securities of $114,000, or 45.6%, over the same time period. A tax benefit may be available on qualified municipal bonds.

Dividend income from Federal Home Loan Bank of Indianapolis (“FHLBI”) stock increased $5,000, or 23.8%, in the current period compared to the same prior year period, attributable to an increase in the annualized average yield of 58 basis points.

Interest Expense: Interest expense decreased $260,000, or 14.0%, for the three months ended March 31, 2011 compared to the same prior year period. The decrease is primarily attributable to a decrease in the annualized average cost of interest-bearing liabilities of 51 basis points to 1.88% for the first quarter of 2011 compared to 2.39% for the same prior year period.

Interest expense on deposits decreased $73,000 in the first quarter of 2011, while the average balances increased $39.0 million. The annualized average cost of interest-bearing deposits decreased 36 basis points to 1.52% compared to 1.88% for the same time period. Interest rates paid on new and maturing deposits has continued to decline. However, they remain competitive with other financial institutions in the market.

Interest expense on FHLBI advances decreased $184,000, or 31.8%, for the three months ended March 31, 2011 compared to the prior year period, primarily due to an 89 basis points decrease in the annualized average cost of advances. The average balance of FHLBI advances also decreased $7.6 million over the same time period.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the three months ended March 31, 2011 and March 31, 2010. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended March 31,
	2011			2010
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Loans	$247,078	$3,898	6.31%	$244,238	$3,892	6.37%
Taxable securities	83,837	575	2.74%	77,798	779	4.01%
Tax exempt securities	36,200	364	4.02%	24,761	250	4.04%
Federal Home Loan Bank of Indianapolis stock	4,038	26	2.58%	4,206	21	2.00%
Federal funds sold and other interest-bearing deposits	18,620	11	0.24%	5,779	2	0.14%

Total interest earning assets	389,773	4,874	5.00%	356,782	4,944	5.54%
Non-interest earning assets	42,749			41,636

Total assets	$432,522			$398,418

Savings deposits	$47,610	13	0.11%	$44,475	12	0.11%
Money market and NOW accounts	91,602	169	0.74%	56,368	123	0.87%
CDs and IRAs	146,338	901	2.46%	145,699	1,021	2.80%

Total interest-bearing deposits	285,550	1,083	1.52%	246,542	1,156	1.88%
FHLB advances	44,766	395	3.53%	52,340	579	4.42%
Subordinated debentures	5,155	69	5.35%	5,155	69	5.35%
FDIC guaranteed unsecured borrowing	4,923	50	4.06%	4,859	50	4.12%
Other borrowings	22	—	0.00%	2,104	3	0.57%

Total interest-bearing liabilities	340,416	1,597	1.88%	311,000	1,857	2.39%

Non-interest bearing deposits	36,376			34,004
Other liabilities	5,197			3,459

Total liabilities	381,989			348,463
Shareholders’ equity	50,533			49,955

Total liabilities & shareholders’ equity	$432,522			$398,418

Net interest income		$3,277			$3,087

Net interest rate spread			3.13%			3.15%
Net interest margin			3.36%			3.46%

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $28,000 for the first quarter of 2011 compared to $909,000 for the same prior year period. Net charge-offs for the 2011 and 2010 periods were $441,000 and $26,000, respectively. Net charge-offs of $390,000 had been specifically reserved for in prior periods.

The decrease in the provision was due to the large specific reserve made in the prior year period, primarily attributable to one commercial loan relationship which has been fully charged off as of March 31, 2011. One of the factors management considers when evaluating the allowance for loan losses is the historical loan loss experience. Given the overall economic concerns, we rely on more recent loan loss experience ranging from twelve to eighteen months to establish the minimum reserve ratios for the general loan pools.

Noninterest Income: Noninterest income decreased $808,000, or 59.9% to $541,000 for the three months ended March 31, 2011 compared to $1.3 million for the same prior year period, primarily due to a $783,000 decrease in net gain on securities sold. Service charges on deposit accounts decreased $41,000, or 23.2% compared to the prior year, primarily attributable to a decrease in overdraft charges of $49,000. New regulations impacting the Bank’s ability to charge for this service may continue to impact service charge income in the future. Gain on mortgage banking activities decreased $10,000, or 9.4%, due to a decrease in refinance and purchase activity during the current period.

Partially offsetting these decreases in noninterest income was an increase in wire transfer fees of $18,000 over the same time period due to increased activity in the mortgage warehouse lending department. ATM and debit card fee income increased $7,000, or 8.1% during the current quarter due to increased activity.

Noninterest Expense: Noninterest expense increased $148,000, or 5.5%, in the first quarter of 2011 compared to 2010, primarily due to an increase in salaries and wages of $107,000, or 7.6%. Group insurance increased 14.0% during the current period compared to the prior year. Exempt payroll increased 5.1%, primarily due to the bonus paid to the mortgage warehouse lending division during the current quarter compared to the prior year period. Attorney fees increased $29,000, attributable to the drafting of the equity incentive plan that the Company is proposing. FDIC insurance increased $24,000, or 22.0%, attributable to the increase in deposit balances as well as a small increase in the Bank’s assessment multiplier.

Partially offsetting the increases to noninterest expense was a decrease of $23,000, or 21.9%, in bank examination expense, primarily due to a decrease in audit fees attributable to SOX 404(b) testing by our external audit firm as audit fees had been incurred in 2010 prior to the permanent exemption for smaller public companies that the Dodd-Frank Wall Street Reform and Consumer Protection Act, passed by Congress, provides. Amortization of intangibles decreased $13,000, or 18.3%, since the core deposit intangible asset is amortized into expense on an accelerated basis.

Income Taxes: Income tax expense increased $7,000, or 4.3%, for the three months ended March 31, 2011 compared to the same prior year period, primarily due to an increase in income before taxes of $115,000. The effective tax rates for the 2011 and 2010 time periods were 17.9% and 19.6%, respectively. The effective tax rate was lower in the first quarter of 2011 due to a higher ratio of total income before tax attributable to tax exempt securities and life insurance income.

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

The Company’s liquid assets, defined as cash and due from financial institutions and the market value of unpledged securities available-for-sale, totaled $97.9 million at March 31, 2011 and constituted 22.12% of total assets at that date, compared to $89.0 million, or 20.03%, of total assets at December 31, 2010.

The Company also maintains lines of credit with the Federal Home Loan Bank. The total of these lines of credit were $81.3 million at March 31, 2011, of which $52.8 million in Federal Home Loan Bank advances were outstanding. The Company has additional securities and certain approved real estate loans available to pledge as collateral in order to increase our lines of credit with the Federal Home Loan Bank. At March 31, 2011, we had $91.1 million in unpledged securities available for sale. The Company actively utilizes its borrowing capacity with the Federal Home Loan Bank to manage liquidity and to provide a funding alternative to time deposits, if the Federal Home Loan Bank’s rates and terms are more favorable. The advances from the Federal Home Loan Bank can have maturities from overnight to multiple years. At March 31, 2011, $21.3 million of these advances were due within one year, and $31.6 million had maturities greater than a year.

The Company may also utilize the Federal Reserve discount window as a source of short-term funding. At March 31, 2011, the Company’s overnight borrowings with the Federal Reserve Bank discount window totaled $0. The Company’s borrowing capacity at the Federal Reserve Bank discount window is based on the collateral value of pledged securities. During the second quarter of 2010, the Federal Reserve announced the discount window would return to its original intent of being a “lender of last resort”. The collateral value of securities pledged to the Federal Reserve discount window at March 31, 2011 totaled $10.2 million. At March 31, 2011, we had $91.1 million in unpledged securities available for sale.

During the third quarter of 2010, the Company was extended an accommodation from First Tennessee Bank National Association to borrow federal funds up to the amount of $15.0 million. This federal funds accommodation is not and shall not be a confirmed line or loan, and First Tennessee Bank National Association may cancel such accommodation at any time, in whole or in part, without cause or notice, in its sole discretion. At March 31, 2011, the Company’s borrowings from First Tennessee Bank National Association totaled $0.

Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios and minimum ratio requirements. Under these regulations, banks are required to maintain a total risk-based capital ratio of 8.0% of risk-weighted assets and a Tier 1 risk-based capital ratio (primarily total shareholders’ equity less intangible assets) of at least 4.0% of risk-weighted assets. The Bank had total and Tier 1 risk-based capital ratios of 15.91% and 14.73%, respectively, at March 31, 2011, and was “well-capitalized” under the regulatory guidelines.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In addition, regulators have adopted a minimum leverage ratio standard for Tier 1 capital to average assets. The minimum ratio for top-rated institutions may be as low as 3%. However, regulatory agencies have stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3% minimum. As of March 31, 2011, the Bank’s leverage ratio was 10.48%. Capital levels for the Bank remain above the established regulatory capital requirements.

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

At March 31, 2011, given a +3.00% or –1.00% shock in interest rates, our model results in the Bank’s net interest income for the next twelve months changing by $(146,000), or (0.94)%, and $90,000, or 0.58%, respectively.

The Company measures its economic value of equity at risk on a quarterly basis. Economic value of equity at risk measures the Company’s exposure to changes in its economic value of equity due to changes in a forecast interest rate environment. At March 31, 2011, given a +3.00% or -1.00% shock in interest rates, our model results in the Bank’s economic value of equity at risk for the next twelve months changing by (9.50)%, and (1.23)%, respectively.

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

As of March 31, 2011, there are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

As of March 31, 2011, there were no material changes to the “Risk Factors” disclosed in the Company’s Annual Report for the year ended December 31, 2010 on Form 10-K filed on March 23, 2011. However, the risks described in our 2010 Annual Report on Form 10-K are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities: Not applicable

(b)	Use of Proceeds: Not applicable

(c)	Repurchase of Our Equity Securities

The following table presents a summary of the Company’s share repurchases during the quarter ended March 31, 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 – January 31	—	—	—	14,100
February 1 – February 28	—	—	—	14,100
March 1 – March 31	—	—	—	14,100

Total	—	$—	—	14,100

(1)	On November 13, 2009, the Company commenced a stock repurchase program pursuant to which the Company intends to repurchase, in the open market and in privately negotiated transactions, up to 3 percent (approximately 63,400 shares) of the Company’s outstanding public shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaPorte Bancorp, Inc.

May 10, 2011	/s/ Lee A. Brady
Date	Lee A. Brady,
President and Chief Executive Officer

May 10, 2011	/s/ Michele M. Thompson
Date	Michele M. Thompson,
Executive Vice President and Chief Financial Officer