Form 10-Q
period 2011-06-30
LaPorte Bancorp, Inc.
filed 2011-08-11
CIK 1400848

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of shares of common stock outstanding at August 10, 2011: 4,574,775 par value $0.01

Page Number
PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements – LaPorte Bancorp, Inc.

Consolidated Balance Sheets, June 30, 2011 (Unaudited) and December 31, 2010	3

Consolidated Statements of Income and Comprehensive Income, Three Months Ended June 30, 2011 and 2010 (Unaudited) Six Months Ended June 30, 2011 and 2010 (Unaudited)	4

Consolidated Statements of Changes in Shareholders’ Equity, Six Months Ended June 30, 2011 and 2010 (Unaudited)	5

Consolidated Statements of Cash Flows, Six Months Ended June 30, 2011 and 2010 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	46

Item 4. Controls and Procedures	47

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	48

Item 1A. Risk Factors	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3. Defaults Upon Senior Securities	48

Item 4. Removed and Reserved	48

Item 5. Other Information	48

Item 6. Exhibits	49

Signatures	50

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LAPORTE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and due from financial institutions	$6,473	$5,868
Securities available for sale	148,386	119,377
Federal Home Loan Bank (FHLB) stock, at cost (restricted)	3,817	4,038
Loans held for sale, at fair value	951	4,156
Loans, net of allowance for loan losses of $3,374 at June 30, 2011, $3,943 at December 31, 2010	265,388	273,103
Mortgage servicing rights	377	414
Other real estate owned	1,283	1,516
Premises and equipment, net	10,135	10,332
Goodwill	8,431	8,431
Other intangible assets	561	675
Bank owned life insurance	10,674	10,479
Accrued interest receivable and other assets	4,829	5,881

Total assets	$461,305	$444,270

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$35,251	$34,999
Interest bearing	285,741	282,339

Total deposits	320,992	317,338
Federal Home Loan Bank advances	72,349	61,675
Subordinated debentures	5,155	5,155
Federal Deposit Insurance Corporation guaranteed unsecured borrowings	4,948	4,916
Accrued interest payable and other liabilities	5,153	5,138

Total liabilities	408,597	394,222

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 4,783,163 shares issued; and 4,586,363 shares outstanding June 30, 2011 and December 31, 2010	48	48
Additional paid-in capital	21,158	21,160
Surplus	770	770
Retained earnings	32,476	31,211
Accumulated other comprehensive income (loss), net of tax (benefit) of $413 at June 30, 2011 and $(283) at December 31, 2010	802	(550)
Treasury stock, at cost (196,800 shares)	(1,144)	(1,144)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,402)	(1,447)

Total shareholders’ equity	52,708	50,048

Total liabilities and shareholders’ equity	$461,305	$444,270

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest and dividend income
Loans, including fees	$3,505	$4,208	$7,403	$8,100
Taxable securities	712	673	1,287	1,452
Tax exempt securities	361	278	725	528
FHLB stock	25	21	51	42
Other interest income	7	1	18	3

Total interest and dividend income	4,610	5,181	9,484	10,125
Interest expense
Deposits	1,026	1,165	2,109	2,321
Federal Home Loan Bank advances	388	556	783	1,135
Subordinated debentures	70	70	139	139
FDIC guaranteed unsecured borrowings	51	51	101	101
Federal Reserve Bank discount window borrowings	—	7	—	10

Total interest expense	1,535	1,849	3,132	3,706

Net interest income	3,075	3,332	6,352	6,419

Provision for loan losses	203	755	231	1,664

Net interest income after provision for loan losses	2,872	2,577	6,121	4,755

Noninterest income
Service charges on deposits	129	199	265	376
ATM and debit card fees	99	94	192	180
Trust fees	—	—	—	6
Earnings on life insurance, net	99	96	195	188
Net gains on mortgage banking activities	88	163	184	269
Loan servicing fees, net	6	(2)	19	15
Net gains on securities	3	35	28	843
Gains (Losses) on other assets	(173)	5	(194)	(35)
Other income	71	117	174	214

Total noninterest income	322	707	863	2,056

Noninterest expense
Salaries and employee benefits	1,439	1,398	2,960	2,812
Occupancy and equipment	448	422	953	917
Data processing	103	125	211	240
Advertising	54	64	93	113
Bank examination fees	172	145	254	250
Amortization of intangibles	56	68	114	139
FDIC insurance	87	93	220	202
Collection and other real estate owned	35	40	69	73
Other expenses	295	259	657	562

Total noninterest expense	2,689	2,614	5,531	5,308

Income before income taxes	505	670	1,453	1,503

Income tax expense	18	102	188	265

Net income	$487	$568	$1,265	$1,238

Other comprehensive income (loss):
Unrealized gain on securities available for sale	$1,747	$780	$2,328	$1,013
Reclassification for gain on security sales	(3)	(35)	(28)	(843)
Unrealized loss on derivative instrument	(566)	(1,197)	(252)	(1,613)
Income tax effect	(400)	153	(696)	490

Other comprehensive income (loss)	778	(299)	1,352	(953)

Comprehensive income	$1,265	$269	$2,617	$285

Basic and diluted earnings per share	$0.11	$0.13	$0.28	$0.28

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Six months ended June 30, 2011 and 2010

(in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Unearned ESOP Shares	Total

Balance at January 1, 2010	$48	$21,188	$770	$28,620	$1,817	$(1,033)	$(1,538)	$49,872
Comprehensive income:
Net income	—	—	—	1,238	—	—	—	1,238
Other comprehensive income:
Net change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	112	—	—	112
Net change in unrealized loss on derivative instruments, net of tax effect	—	—	—	—	(1,065)	—	—	(1,065)

Total comprehensive income								285
Treasury shares purchased, 21,600 shares	—	—	—	—	—	(111)	—	(111)
ESOP shares earned, 4,522 shares	—	(18)	—	—	—	—	46	28

Balance at June 30, 2010	$48	$21,170	$770	$29,858	$864	$(1,144)	$(1,492)	$50,074

Balance at January 1, 2011	$48	$21,160	$770	$31,211	$(550)	$(1,144)	$(1,447)	$50,048
Comprehensive income:
Net income	—	—	—	1,265	—	—	—	1,265
Other comprehensive income (loss):
Net change in unrealized gain (loss) on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	1,518	—	—	1,518
Net change in unrealized loss on derivative instruments, net of tax effect	—	—	—	—	(166)	—	—	(166)

Total comprehensive income								2,617
ESOP shares earned, 4,522 shares	—	(2)	—	—	—	—	45	43

Balance at June 30, 2011	$48	$21,158	$770	$32,476	$802	$(1,144)	$(1,402)	$52,708

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$1,265	$1,238
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	342	354
Provision for loan losses	231	1,664
Net gains on securities	(28)	(843)
Net gains on sales of loans	(160)	(221)
Originations of loans held for sale	(11,273)	(14,534)
Proceeds from sales of loans held for sale	14,638	14,624
Recognition of mortgage servicing rights	(24)	(48)
Amortization of mortgage servicing rights	45	36
Net change in loan servicing rights valuation allowance	16	28
Net (gains) losses on sales of other real estate owned	116	(8)
Write down of other real estate owned	58	37
Earnings on life insurance, net	(195)	(174)
Amortization of intangible assets	114	139
ESOP compensation expense	43	28
Amortization of issuance costs of unsecured borrowings	32	32
Change in assets and liabilities:
Accrued interest receivable and other assets	356	604
Accrued interest payable and other liabilities	(237)	(26)

Net cash from operating activities	5,339	2,930

Cash flows from investing activities
Net change in loans	6,942	(32,643)
Proceeds from sales of other real estate owned	601	549
Proceeds from maturities, calls and principal repayments of securities available for sale	6,810	17,350
Proceeds from sales of securities available for sale	5,262	31,718
Proceeds from redemption of FHLB stock	221	—
Purchases of securities available for sale	(38,753)	(50,200)
Premises and equipment expenditures, net	(145)	(270)
Bank owned life insurance death benefits	—	5

Net cash from investing activities	(19,062)	(33,491)

Cash flows from financing activities
Net change in deposits	3,654	21,397
Net change in FHLB advances	10,674	26,173
Net change in Federal Reserve Bank discount window borrowings	—	(16,675)
Purchase of treasury stock	—	(111)

Net cash from financing activities	14,328	30,784

Net change in cash and cash equivalents	605	223
Cash and cash equivalents at beginning of period	5,868	6,000

Cash and cash equivalents at end of period	$6,473	$6,223

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$3,129	$3,739
Income taxes paid	—	440
Supplemental noncash disclosures:
Transfers from loans receivable to other real estate owned	$542	$377

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

The results for the six-month period ended June 30, 2011 may not indicate the results to be expected for the full year ending December 31, 2011.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASU No. 2011-02

In April 2011, the FASB issued an update (ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring). This update clarifies the guidance (FASB ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors) on what constitutes a troubled debt restructuring. This update states a restructuring constitutes a trouble debt restructuring when the creditor separately concludes the restructuring results in a concession being made by the creditor and the borrower is experiencing financial difficulties. The update also clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. Finally, the update clarifies that the creditor is precluded from applying the effective interest rate test in the borrower’s guidance on restructuring of payables when evaluating whether the restructuring constitutes a troubled debt restructuring. This guidance is effective for the first interim or annual reporting period beginning on or after June 15, 2011 and is to be applied retrospectively to the beginning of the annual period of adoption. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS - continued

FASB ASU No. 2011-04

In May 2011, the FASB issued an update (ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs) impacting FASB ASC 820, Fair Value Measurement. The amendments in this update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRSs”). Among the many areas affected by this update are the concept of highest and best use, the fair value of an instrument included in shareholders’ equity and disclosures about fair value measurement, especially disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

FASB ASU No. 2011-05

In June 2011, the FASB issued an update (ASU No. 2011-05, Presentation of Comprehensive Income) impacting FASB ASC 220, Comprehensive Income. The amendments in this update eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. An entity will have the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common share equivalents (-0- for the three and six months ended June 30, 2011 and 2010). Diluted earnings per common share is equal to basic earnings per common share for the periods ended June 30, 2011 and 2010, as there were no potentially dilutive common shares for the three and six months ended June 30, 2011 and 2010. The factors used in the earnings per common share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Basic
Net income	$487	$568	$1,265	$1,238

Weighted average common shares outstanding	4,586,363	4,587,570	4,586,363	4,589,374
Less: Average unallocated ESOP shares	(141,324)	(150,368)	(142,454)	(151,498)

Average shares	4,445,039	4,437,202	4,443,909	4,437,876

Basic earnings per common share	$0.11	$0.13	$0.28	$0.28

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

June 30, 2011

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. federal agency	$34,944	$524	$(26)	$35,442
State and municipal	38,965	1,194	(56)	40,103
Mortgage-backed securities - residential	35,525	778	(54)	36,249
Government agency sponsored collateralized mortgage obligations	35,965	743	(136)	36,572
Privately held collateralized mortgage obligations	20	—	—	20

Total	$145,419	$3,239	$(272)	$148,386

December 31, 2010

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. federal agency	$20,950	$311	$(181)	$21,080
State and municipal	39,779	503	(454)	39,828
Mortgage-backed securities - residential	25,009	643	(222)	25,430
Government agency sponsored collateralized mortgage obligations	32,943	503	(437)	33,009
Privately held collateralized mortgage obligations	29	1	—	30

Total	$118,710	$1,961	$(1,294)	$119,377

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE - continued

Securities with unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

June 30, 2011	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. federal agency	$6,017	$(26)	$—	$—	$6,017	$(26)
State and municipal	2,592	(56)	—	—	2,592	(56)
Mortgage-backed securities – residential	8,194	(54)	—	—	8,194	(54)
Government agency sponsored collateralized mortgage obligations	5,108	(136)	—	—	5,108	(136)

Total temporarily impaired	$21,911	$(272)	$—	$—	$21,911	$(272)

December 31, 2010	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. federal agency	$9,935	$(181)	$—	$—	$9,935	$(181)
State and municipal	16,766	(454)	—	—	16,766	(454)
Mortgage-backed securities – residential	11,718	(222)	—	—	11,718	(222)
Government agency sponsored collateralized mortgage obligations	13,615	(437)	—	—	13,615	(437)

Total temporarily impaired	$52,034	$(1,294)	$—	$—	$52,034	$(1,294)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE - continued

At June 30, 2011, the Company held 25 investments in debt securities which were in an unrealized loss position of which all were in an unrealized loss position for less than twelve months. At December 31, 2010, the Company held 64 investments in debt securities which were in an unrealized loss position of which all were in an unrealized loss position for less than twelve months. Management periodically evaluates each investment security for potential other-than-temporary impairment, relying primarily on industry analyst reports and observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted declines in fair value are considered temporary and due only to normal market interest rate fluctuations. The Company does not intend to sell the securities and is not more likely than not to be required to sell these debt securities before their anticipated recovery.

Sales of securities available for sale for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Proceeds	$4,331	$8,824	$5,262	$31,718
Gross gains	35	60	60	900
Gross losses	(32)	(11)	(32)	(28)

Proceeds from calls of securities available for sale during the three months ended June 30, 2011 and 2010 were $0 and $6,595, with gross gains of $0 and $2 and gross losses of $0 and $16, respectively.

Proceeds from calls of securities available for sale during the six months ended June 30, 2011 and 2010 were $45 and $9,029 with gross gains of $0 and $2 and gross losses of $0 and $31, respectively.

The amortized cost and fair value of debt securities at June 30, 2011 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations (“CMO”), are shown separately.

	Amortized Cost	Fair Value

Due in one year or less	$1,350	$1,354
Due from one to five years	25,945	26,486
Due from five to ten years	14,412	14,703
Due after ten years	32,202	33,002

Subtotal	73,909	75,545
Mortgage-backed securities and CMOs	71,510	72,841

Total	$145,419	$148,386

Securities pledged at June 30, 2011 and December 31, 2010 had a carrying amount of approximately $42,522 and $36,195, respectively, and were pledged to secure public deposits, FHLB advances, short-term borrowings through the Federal Reserve Discount Window and cash flow hedges.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS

Loans at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010

Commercial	$123,480	$124,714
Mortgage	52,365	57,144
Mortgage warehouse	68,805	69,600
Residential construction	2,435	2,283
Indirect auto	2,756	3,390
Home equity	13,659	14,187
Consumer and other	5,108	5,595

Subtotal	268,608	276,913
Less: Net deferred loan (fees) costs	154	133
Allowance for loan losses	(3,374)	(3,943)

Loans, net	$265,388	$273,103

As of June 30, 2011 and 2010, the Bank had repurchase agreements with 9 and 10 mortgage companies, respectively in connection with the Bank’s mortgage warehousing line of business. For the six months ended June 30, 2011 and 2010, the mortgage companies originated $879,485 and $984,119 in mortgage loans and sold $884,939 and $951,301 in mortgage loans. The Bank recorded interest income of $547 and $931, mortgage warehouse loan fees of $100 and $193 which are included in loan interest income, and wire transfer fees of $32 and $66 which are included in noninterest income for the three months ended June 30, 2011 and 2010. For the six months ended June 30, 2011 and 2010, the Bank recorded interest income of $1,309 and $1,536, mortgage warehouse loan fees of $272 and $315, and wire transfer fees of $88 and $103.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS – continued

The following table presents the activity and balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the three and six months ended June 30, 2011:

	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Indirect Auto	Home Equity	Consumer and Other	Unallocated	Total
For the three months ended June 30, 2011
Allowance for loan losses:
Beginning balance	$2,635	$429	$162	$17	$28	$158	$101	$—	$3,530
Charge-offs	(338)	—	—	—	(5)	—	(21)	—	(364)
Recoveries	—	—	—	—	1	—	4	—	5
Provision	122	14	10	3	—	33	21	—	203

Ending balance	$2,419	$443	$172	$20	$24	$191	$105	$—	$3,374

For the six months ended June 30, 2011
Allowance for loan losses:
Beginning balance	$3,147	$389	$139	$17	$28	$142	$81	$—	$3,943
Charge-offs	(706)	(70)	—	—	(5)	—	(31)	—	(812)
Recoveries	—	—	—	—	2	—	10	—	12
Provisions	(22)	124	33	3	(1)	49	45	—	231

Ending balance	$2,419	$443	$172	$20	$24	$191	$105	$—	$3,374

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS – continued

	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Indirect Auto	Home Equity	Consumer and Other	Unallocated	Total
June 30, 2011
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$193	$84	$—	$—	$—	$56	$—	$—	$333
Collectively evaluated for impairment	2,226	359	172	20	24	135	105	—	3,041
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—

Total ending allowance	$2,419	$443	$172	$20	$24	$191	$105	$—	$3,374

Loans:
Loans individually evaluated for impairment	$5,061	$1,305	$—	$87	$—	$377	$—	$—	$6,830
Loans collectively evaluated for impairment	117,685	50,893	68,805	2,343	2,755	13,333	5,106	—	260,920
Loans acquired with deteriorated credit quality	847	160	—	—	—	—	5	—	1,012

Total ending loan balance	$123,593	$52,358	$68,805	$2,430	$2,755	$13,710	$5,111	$—	$268,762

December 31, 2010
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$813	$60	$—	$—	$—	$15	$—	$—	$888
Collectively evaluated for impairment	2,334	329	139	17	28	127	81	—	3,055
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—

Total ending allowance	$3,147	$389	$139	$17	$28	$142	$81	$—	$3,943

Loans:
Loans individually evaluated for impairment	$5,408	$1,224	$—	$87	$—	$377	$—	$—	$7,096
Loans collectively evaluated for impairment	118,779	55,751	69,600	2,187	3,390	13,858	5,600	—	269,165
Loans acquired with deteriorated credit quality	622	162	—	—	—	—	1	—	785

Total ending loan balance	$124,809	$57,137	$69,600	$2,274	$3,390	$14,235	$5,601	$—	$277,046

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS – continued

Activity in the allowance for loan losses for the three and six months ended June 30, 2010 was as follows:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Beginning balance	$3,659	$2,776
Provision for loan losses	755	1,664
Loans charged-off	(67)	(104)
Recoveries	4	15

Ending balance	$4,351	$4,351

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011:

June 30, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial:
Real estate	$1,163	$1,163	$—
Land	2,248	2,248	—
Mortgage	700	700	—
Residential construction:
Land	87	87	—

Subtotal	4,198	4,198	—
With an allowance recorded:
Commercial:
Commercial and other	60	60	17
Real estate	887	888	68
Land	701	702	108
Mortgage	606	605	84
Home equity	377	377	56

Subtotal	2,631	2,632	333

Total	$6,829	$6,830	$333

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS – continued

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011.

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Real estate	$1,164	$—	$1,163	$4
Land	2,248	—	2,248	12
Mortgage	605	4	623	15
Residential construction:
Land	87	—	87	—

Subtotal	4,104	4	4,121	31
With an allowance recorded:
Commercial:
Commercial and other	60	—	45	—
Real estate	1,254	—	1,275	6
Land	707	—	710	—
Mortgage	610	—	443	—
Home equity	377	—	377	—

Subtotal	3,008	—	2,850	6

Total	$7,112	$4	$6,971	$37

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Average of individually impaired loans	$5,942	$5,878
Interest income recognized during impairment	2	15

The recorded investment in loans does not include accrued interest. Interest income recognized was received in cash.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS – continued

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2010
With no related allowance recorded:
Commercial:
Commercial and other	$—	$—	$—
Real estate	1,185	1,184	—
Land	2,323	2,323	—
Mortgage	732	732	—
Residential construction:
Land	87	88	—
Home equity	—	—	—

Subtotal	4,327	4,327	—
With an allowance recorded:
Commercial:
Commercial and other	—	—	—
Real estate	1,843	1,843	812
Construction	—	—	—
Land	57	57	1
Mortgage	492	492	60
Home equity	377	377	15

Subtotal	2,769	2,769	888

Total	$7,096	$7,096	$888

The recorded investment in loans does not include accrued interest. Interest income recognized was received in cash.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS – continued

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2011 and December 31, 2010:

	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
June 30, 2011
Commercial:
Commercial and other	$60	$—
Real estate	2,206	—
Land	2,950	—
Mortgage	1,116	—
Residential construction:
Land	87	—
Indirect auto	3	—
Home equity	377	—

Total	$6,799	$—

The recorded investment in loans does not include accrued interest.

December 31, 2010
Commercial:
Real estate	$2,819	$—
Land	2,381	—
Mortgage	1,224	—
Residential construction:
Land	87	—
Indirect auto	4	—
Home equity	377	—

Total	$6,892	$—

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS – continued

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 and December 31, 2010 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2011
Commercial:
Commercial and other	$—	$—	$60	$60	$17,920	$17,980
Real estate	275	10	1,787	2,072	77,418	79,490
Five or more family	—	—	—	—	16,080	16,080
Construction	—	—	—	—	558	558
Land	—	—	2,323	2,323	7,162	9,485
Mortgage	—	198	1,045	1,243	51,115	52,358
Mortgage warehouse	—	—	—	—	68,805	68,805
Residential construction:
Construction	—	—	—	—	2,037	2,037
Land	—	—	87	87	306	393
Indirect	49	6	3	58	2,697	2,755
Home equity	25	—	377	402	13,308	13,710
Consumer and other	13	15	—	28	5,083	5,111

Total	$362	$229	$5,682	$6,273	$262,489	$268,762

The recorded investment in loans does not include accrued interest.

December 31, 2010

Commercial:
Commercial and other	$—	$35	$—	$35	$17,994	$18,029
Real estate	1,328	—	1,580	2,908	76,948	79,856
Five or more family	48	—	—	48	11,530	11,578
Construction	—	—	—	—	4,943	4,943
Land	—	—	133	133	10,270	10,403
Mortgage	1,200	—	1,021	2,221	54,916	57,137
Mortgage warehouse	—	—	—	—	69,600	69,600
Residential construction:
Construction	—	—	—	—	1,876	1,876
Land	44	—	87	131	267	398
Indirect auto	31	—	4	35	3,355	3,390
Home equity	—	377	—	377	13,858	14,235
Consumer and other	153	—	—	153	5,448	5,601

Total	$2,804	$412	$2,825	$6,041	$271,005	$277,046

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The Bank monitors credit quality on loans not rated through the loan’s individual payment performance. As of June 30, 2011, the most recent analysis performed, and December 31, 2010 the risk category of loans by class of loans is as follows:

	Not Rated	Pass	Special Mention	Substandard	Doubtful
June 30, 2011
Commercial:
Commercial and other	$98	$16,366	$1,457	$59	$—
Real estate	125	69,733	5,265	4,310	57
Five or more family	211	11,798	4,071	—	—
Construction	—	283	275	—	—
Land	—	5,538	705	3,110	132
Mortgage	43,336	6,485	455	2,026	56
Mortgage warehouse	68,805	—	—	—	—
Residential construction:
Construction	2,037	—	—	—	—
Land	306	—	—	87	—
Indirect auto	2,755	—	—	—	—
Home equity	12,923	131	95	184	377
Consumer and other	3,905	1,206	—	—	—

Total	$134,501	$111,540	$12,323	$9,776	$622

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

Purchased Loans

The Company purchased loans during 2007, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of those loans is as follows:

	June 30, 2011	December 31, 2010
Commercial	$51	$66
Commercial real estate	946	962
Home equity	5	9
One- to four-family	161	163

Outstanding balance	$1,163	$1,200

Carrying amount, net of allowance of $0	$1,012	$1,035

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS - continued

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Beginning balance	$235	$14	$250	$28
Reclassification from non-accretable yield	8	283	15	289
Accretion of income	(22)	(26)	(44)	(46)

Ending balance	$221	$271	$221	$271

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

Mortgage Servicing Rights: The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income (Level 2). Fair value at June 30, 2011 was determined using a discount rate of 9.0%, prepayment speeds ranging from 8.4% to 19.4%, depending on the stratification of the specific right, and a weighted average default rate of approximately 0.5%. Fair value at December 31, 2010 was determined using a discount rate of 9.0%, prepayment speeds ranging from 8.2% to 22.6%, depending on the stratification of the specific right, and a weighted average default rate of approximately 0.5%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2011
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available for sale
U.S. federal agency	$35,442	$—	$35,442	$—
State and municipal	40,103	—	40,103	—
Mortgage-backed securities-residential	36,249	—	36,249	—
Government agency sponsored collateralized mortgage obligations	36,572	—	36,572	—
Privately held collateralized mortgage obligations	20	—	20	—

Total investment securities available-for-sale	$148,386	$—	$148,386	$—

Loans held for sale	$951	$—	$951	$—
Derivatives – residential mortgage loan commitments	33	—	33	—

Financial Liabilities
Derivatives – interest rate swaps	$(1,978)	$—	$(1,978)	$—

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

	December 31, 2010
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available for sale
U.S. federal agency	$21,080	$—	$21,080	$—
State and municipal	39,828	—	39,828	—
Mortgage-backed securities – residential	25,430	—	25,430	—
Government agency sponsored collateralized mortgage obligations	33,009	—	33,009	—
Privately held collateralized mortgage obligations	30	—	30	—

Total investment securities available-for-sale	$119,377	$—	$119,377	$—

Loans held for sale	$4,156	$—	$4,156	$—
Derivatives – residential mortgage loan commitments	53	—	53	—

Financial Liabilities
Derivatives – interest rate swaps	$(1,828)	$—	$(1,828)	$—

Loans held for sale were carried at the fair value of $951, which was made up of the outstanding balance of $939, net of a valuation of $12 at June 30, 2011, resulting in income of $2 and $(34) for the three and six months ended June 30, 2011. At December 31, 2010, loans held for sale were carried at the fair value of $4,156, which was made up of the outstanding balance of $4,110, net of a valuation of $46 at December 31, 2010, resulting in income of $32 for the year ended December 31, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2011
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Commercial:
Commercial and other	$43	$—	$—	$43
Real estate	819	—	—	819
Land	593	—	—	593
Mortgage	522	—	—	522
Home equity	321	—	—	321
Other real estate owned, net
Commercial:
Real estate	329	—	—	329
Mortgage	215	—	—	215
Mortgage servicing rights	285	—	285	—

		Fair Value Measurements at December 31, 2010
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Commercial:
Real Estate	$1,031	$—	$—	$1,031
Land	56	—	—	56
Mortgage	432	—	—	432
Home equity	362	—	—	362
Other real estate owned, net
Commercial:
Real Estate	148	—	—	148
Land	390	—	—	390
Mortgage	13	—	—	13
Mortgage servicing rights	277	—	277	—

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had an outstanding amount of $2,631, with a valuation allowance of $333 at June 30, 2011, resulting in an additional provision for loan losses of $117 and $214 for the three and six months ended June 30, 2011. Impaired loans at June 30, 2010 had an outstanding amount of $4,707, with a valuation allowance of $2,025 resulting in an additional provision for loan losses of $631 and $1,431 for the three and six months ended June 30, 2010. At December 31, 2010, impaired loans had an outstanding amount of $2,769, with a valuation allowance of $888, resulting in an additional provision for loan losses of $2,515 for the year ended December 31, 2010.

Other real estate owned, which is measured at the lower of cost or fair value less costs to sell, had a net carrying amount of $543, which was made up of the outstanding balance of $599 net a valuation allowance of $56 at June 30, 2011, resulting in a write-down of $56 and $58 for the three and six months ended June 30, 2011, respectively. At December 31, 2010, other real estate owned had a net carrying amount of $551, which was made up of the outstanding balance of $682, net of a valuation allowance of $131 at December 31, 2010, resulting in a write-down of $131 for the year ended December 31, 2010.

Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $285, which was made up of the outstanding balance of $393, net of a valuation allowance of $108 at June 30, 2011. Mortgage servicing rights at June 30, 2010 were carried at their fair value of $327, which was made up of the outstanding balance of $405, net a valuation allowance of $78, resulting in a charge of $25 and $28 for the three and six months ended June 30, 2010. At December 31, 2010, mortgage servicing rights were carried at their fair value of $277, which was made up of the outstanding balance of $369, net of a valuation allowance of $92, resulting in a charge of $42 for the year ended December 31, 2010.

The carrying amounts and estimated fair values of financial instruments, at June 30, 2011 and December 31, 2010 are as follows:

	Carrying Amount	Fair Value
June 30, 2011

Financial assets
Cash and due from financial institutions	$6,473	$6,473
Securities available-for-sale	148,386	148,386
Federal Home Loan Bank stock	3,817	N/A
Loans held for sale	951	951
Loans, net	265,388	270,970
Accrued interest receivable	1,471	1,471

Financial liabilities
Deposits	$(320,992)	$(310,727)
Federal Home Loan Bank advances	(72,349)	(72,359)
Subordinated debentures	(5,155)	(5,233)
FDIC guaranteed unsecured borrowings	(4,948)	(5,116)
Accrued interest payable	(410)	(410)
Derivatives – interest rate swaps	(1,978)	(1,978)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE - continued

	Carrying Amount	Fair Value
December 31, 2010

Financial assets
Cash and due from financial institutions	$5,868	$5,868
Securities available-for-sale	119,377	119,377
Federal Home Loan Bank stock	4,038	N/A
Loans held for sale	4,156	4,156
Loans, net	273,103	277,030
Accrued interest receivable	1,451	1,451

Financial liabilities
Deposits	$(317,338)	$(310,419)
Federal Home Loan Bank advances	(61,675)	(64,100)
Subordinated debentures	(5,155)	(4,933)
FDIC guaranteed unsecured borrowings	(4,916)	(5,162)
Accrued interest payable	(407)	(407)
Derivatives – interest rate swaps	(1,828)	(1,828)

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with notional amounts of $30.25 million as of June 30, 2011 and December 31, 2010, were designated as cash flow hedges of subordinated debentures, certain CDARS deposits and FHLB advances, and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or the Company discontinues hedge accounting. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. The Company does not expect any amounts to be reclassed from other comprehensive income (loss) over the next 12 months.

Information related to the interest-rate swaps designated as cash flow hedges as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Subordinated debentures
Notional amount	$5,000	$5,000
Fixed interest rate payable	5.54%	5.54%
Variable interest rate receivable
(Three month LIBOR plus 3.10%)	3.35%	3.40%
Unrealized losses	(200)	(176)
Maturity date		March 26, 2014

CDARS deposits
Notional amount	$10,250	$10,250
Fixed interest rate payable	3.19%	3.19%
Variable interest rate receivable
(One month LIBOR plus 0.55%)	0.74%	0.81%
Unrealized losses	(485)	(420)
Maturity date		October 9, 2014

FHLB advance
Notional amount	$5,000	$5,000
Fixed interest rate payable	3.54%	3.54%
Variable interest rate receivable
(Three month LIBOR plus 0.22%)	0.47%	0.52%
Unrealized losses	(350)	(303)
Maturity date		September 20, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 7 – DERIVATIVES - continued

	June 30, 2011	December 31, 2010
FHLB advance
Notional amount	$10,000	$10,000
Fixed interest rate payable	3.69%	3.69%
Variable interest rate receivable
(Three month LIBOR plus 0.25%)	0.52%	0.54%
Unrealized losses	(717)	(601)
Maturity date		July 19, 2016

Interest income (expense) recorded on these swap transactions totaled $(250) and $(89) during the three months ended June 30, 2011 and 2010, respectively, and $(496) and $(175) for the six months ended June 30, 2011 and 2010, respectively, and is reported as a component of interest expense on subordinated debentures, deposits and FHLB advances.

The following table presents the net losses recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three months ended June 30, 2011 and 2010:

	Net amount of gain (loss) recognized in OCI (Effective Portion) 2011		Net amount of gain (loss) reclassified from OCI to interest income 2011	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion) 2011
Interest rate contracts		$(373)	$—	$—

	Net amount of gain (loss) recognized in OCI (Effective Portion) 2010		Net amount of gain (loss) reclassified from OCI to interest income 2010	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion) 2010
Interest rate contracts		$(790)	$—	$—

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 7 – DERIVATIVES - continued

The following table presents the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Income relating to the cash flow derivative instruments for the six months ended June 30, 2011 and 2010:

	Net amount of gain (loss) recognized in OCI (Effective Portion) 2011	Net amount of gain (loss) reclassified from OCI to interest income 2011	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion) 2011
Interest rate contracts	$166	$—	$—

	Net amount of gain (loss) recognized in OCI (Effective Portion) 2010	Net amount of gain (loss) reclassified from OCI to interest income 2010	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion) 2010
Interest rate contracts	$(1,065)	$—	$—

The following table reflects the cash flow hedges included in the Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to Subordinated debentures	$(5,000)	$(200)	$(5,000)	$(176)
CDARS deposits	(10,250)	(485)	(10,250)	(420)
FHLB advances	(15,000)	(1,067)	(15,000)	(904)

Total included in other liabilities		$(1,752)		$(1,500)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 7 – DERIVATIVES - continued

Interest Rate Swaps Designated as Fair Value Hedges: An interest rate swap with a notional amount of $5.0 million as of June 30, 2011 and December 31, 2010 was designated as a fair value hedge of certain brokered deposits. Information related to the interest rate swap designated as a fair value hedge is as follows:

	June 30, 2011	December 31, 2010
Brokered deposits
Notional amount	$5,000	$5,000
Variable interest rate payable (One month LIBOR less 0.25%)	0.00%	0.01%
Fixed interest rate receivable	1.25%	1.25%
Maturity date		September 15, 2020

Interest income (expense) recorded on this swap transaction totaled $16 and $31 for the three and six months ended June 30, 2011 and is reported as a component of interest expense on deposits. Gains (losses) on the fair market value hedge are recorded in other noninterest income and totaled $(7) and $(11) for the three and six months ended June 30, 2011.

The following table reflects the fair value hedge included in the Consolidated Balance Sheet as of June 30, 2011 (unaudited) and December 31, 2010:

	June 30, 2011		December 31, 2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to Brokered deposits	$(5,000)	$(226)	$(5,000)	$(328)

Total included in other liabilities		$(226)		$(328)

The counterparty to the Company’s derivatives is exposed to credit risk whenever the derivative is in a liability position. As a result, the Company has collateralized the liability with cash and security collateral held in safekeeping by Bank of New York. At June 30, 2011 and December 31, 2010, the Company had $220 in cash and securities with a fair value of $2,479 and $2,482, respectively, posted as collateral for these derivatives.

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

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

General: Total assets increased $17.0 million, or 3.8%, to $461.3 million at June 30, 2011 compared to $444.3 million at December 31, 2010. This increase is primarily due to an increase in securities available for sale of $29.0 million offset by a decrease in net loans of $7.7 million. We experienced a modest deposit growth of 1.2%, or $3.7 million, in addition to an increase in overnight advance borrowings of $10.7 million over the same time period. Loan demand remained slow during the second quarter of 2011, specifically in the one-to four-family residential and mortgage warehouse lending areas.

Investment Securities: Total securities available for sale increased 24.3%, to $148.4 million at June 30, 2011 from $119.4 million at December 31, 2010 primarily due to excess liquidity attributable to a decrease in mortgage warehouse lending throughout the first six months of the year. The increase was primarily in government agency and mortgage-backed securities. The company held no corporate bond securities as of June 30, 2011.

As of June 30, 2011, management reviewed the securities portfolio for possible other-than-temporary impairment and determined there were no impairment charges to be recorded. At June 30, 2011, the total available-for-sale securities portfolio reflected a net unrealized gain of $3.0 million compared to a net unrealized gain of $667,000 at December 31, 2010.

Loans Held for Sale: Loans held for sale decreased $3.2 million to $951,000 compared to $4.2 million at December 31, 2010 primarily due to a decrease in the volume of one-to four- family residential loans being originated and sold to the secondary market during the first six months of 2011.

Net Loans: Net loans decreased $7.7 million, or 2.8%, to $265.4 million at June 30, 2011 compared to $273.1 million at December 31, 2010. This decrease is primarily due to a decrease in one-to four-family residential mortgage loans and mortgage warehouse loans over the same time period. We did see the mortgage warehouse loan demand start to increase again in the latter part of the second quarter and anticipate this trend will continue in the near future, subject to general economic conditions.

There was no material change in either commercial real estate or commercial business loans at June 30, 2011 when compared to December 31, 2010. National and local economic concerns continue to impact loan demand.

Five or more family residential loans increased $4.5 million, or 38.8%, to $16.1 million at June 30, 2011 compared to $11.6 million at December 31, 2010, primarily attributable to a commercial construction loan converting to permanent financing. This resulted in a decrease in construction loans of $4.2 million over the same time period.

Mortgage warehouse loans decreased $795,000, or 1.1%, to $68.8 million at June 30, 2011 compared to $69.6 million at December 31, 2010, however we did see a more significant decrease in the average outstanding balance over that same time period. The average outstanding balance of mortgage warehouse loans during the fourth quarter of 2010 was $68.4 million compared to $37.0 million during the second quarter of 2011.

One-to four-family residential loans decreased $4.8 million, or 8.4%, to $52.4 million at June 30, 2011 compared to $57.1 million at December 31, 2010, primarily due to the Bank’s continued sale of the majority of its fixed rate one-to four-family residential loans originated, and normal repayment and refinance activity.

Consumer and home equity loan demand continues to be slow, consistent with other lending areas and a reflection of the current economic environment. Home equity loans and lines of credit decreased $528,000, or 3.7%, and automobile and other consumer loans decreased $1.1 million, or 12.5%, at June 30, 2011 compared to December 31, 2010.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Nonperforming Assets: The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One-to four-family	$1,116	$1,224
Five or more family	—	—
Commercial (1)	1,847	2,819
Construction	—	—
Land	3,036	2,468

Total real estate	$5,999	$6,511
Consumer and other loans:
Home equity	377	377
Commercial	60	—
Automobile and other	3	4

Total consumer and other loans	440	381

Total nonaccrual loans	$6,439	$6,892

Troubled debt restructurings
Commercial real estate	$358	$—

Total troubled debt restructured	$358	$—

Loans greater than 90 days delinquent and still accruing:
Real estate:
One- to four- family	$—	$—
Five or more family	—	—
Commercial	—	—
Construction	—	—
Land	—	—

Total real estate	$—	$—

Consumer and other loans:
Home equity	—	—
Commercial	—	—
Automobile and other	—	—

Total consumer and other loans	$—	$—

Total nonperforming loans	$6,797	$6,892

Foreclosed assets:
One- to four- family	$274	$596
Five or more family	—	—
Commerical	619	530
Construction	—	—
Land	390	390
Consumer	—	—
Business assets	—	—

Total foreclosed assets	$1,283	$1,516

Total nonperforming assets	$8,080	$8,408

Ratios:
Nonperforming loans to total loans	2.53%	2.49%
Nonperforming assets to total assets	1.75%	1.89%

(1)	$155 of the nonaccrual commercial real estate loans at June 30, 2011 and December 31, 2010, were loans acquired with credit deterioration in the acquisition of City Savings Bank.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The allowance for loan losses balance decreased $569,000, to $3.4 million at June 30, 2011 compared to $3.9 million at December 31, 2010, primarily due to net charge-offs of $799,000. Net charge-offs of $678,000 had been specifically reserved for in prior periods. The allowance for loan losses to total loans ratio was 1.26% at June 30, 2011 compared to 1.42% at December 31, 2010. The allowance for loan losses to nonperforming loans was 49.6% at June 30, 2011 compared to 57.2% at December 31, 2010.

Total nonperforming loans were $6.8 million at June 30, 2011 down from $6.9 million at December 31, 2010. Total nonperforming loans to total loans ratio was 2.53% at June 30, 2011 compared to 2.49% at December 31, 2010 primarily because total loans decreased $7.7 million over the same time period. Total nonperforming assets to total assets ratio decreased to 1.75% at June 30, 2011 compared to 1.89% at December 31, 2010. As of June 30, 2011, nonaccrual loans to real estate and land developers totaled $4.7 million, to entertainment and recreation business totaled $460,000, to accommodation and food services totaled $155,000, and to all other commercial industry types totaled $60,000. One–to four-family residential loans on nonaccrual totaled $914,000 as of June 30, 2011. Home equity loans on non-accrual totaled $377,000 and all other consumer and land loans on non-accrual totaled $90,000.

Other Real Estate Owned: Other real estate owned decreased $233,000, or 15.4%, to $1.3 million at June 30, 2011 down from $1.5 million at December 31, 2010. Six properties were sold during the second quarter of 2011 with a recorded book value of $615,000, and four new properties transferred into other real estate during the same time period with a market value of $407,000. The current balance in other real estate owned includes the current market value of a property the company acquired in its acquisition of City Savings Bank in 2007, which was held for future branch development. The current market value of this property was $390,000 at June 30, 2011. The Company anticipates listing this property for sale in the future but does not anticipate that to occur in the near future.

Goodwill and Other Intangible Assets: The Company’s goodwill totaled $8.4 million at June 30, 2011 and at December 31, 2010. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The annual impairment review of the $8.4 million of goodwill previously recorded was performed in the fourth quarter of 2010. The fair value of goodwill was estimated using a number of measurement methods. These included the application of various metrics from bank sale transactions for institutions comparable to LaPorte Bancorp, Inc. including the application of market-derived multiples of tangible book value and earnings, as well as estimations of the present value of future cash flows. Based on this evaluation completed in January 2011, management determined that the fair value of the reporting unit, which is defined as the Company as a whole, exceeded the carrying value of the goodwill, based on the opinion of an independent third party specialist that a control premium would be paid by a potential acquirer, such that the sale price per common share of the Company would exceed its book value per common share. Accordingly, no goodwill impairment was recognized in 2010.

The Company’s stock price has increased from the previous analysis and earnings have continued to increase, therefore, management determined that an updated analysis from an independent third party as of the end of the second quarter was not necessary. A full independent review will be done to test the goodwill for impairment annually unless circumstances indicate an updated review is necessary. As the Company’s market price per common share is currently trading close to its tangible book value per common share, it is reasonably possible that management may conclude that goodwill, totaling $8.4 million at June 30, 2011, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Deposits: Total deposits increased $3.7 million, or 1.2%, to $321.0 million at June 30, 2011 compared to $317.3 million at December 31, 2010, primarily due to an increase in the liquid interest-bearing accounts. Interest-bearing demand deposits increased $8.3 million, or 21.7%, during the first six months of 2011 and savings and money market accounts increased $1.9 million, or 2.0%. A large portion of this increase was attributable to an increase in public fund demand deposits in Porter County, which was used in funding the mortgage warehouse loans.

Certificate of deposit and IRA balances decreased $6.8 million, or 4.6%, during the first half of 2011 compared to the prior year period, primarily attributable to the interest rates offered. Although management believes the interest rates offered on certificates of deposit have remained competitive, we have positioned them at or below the average rates offered in the market due to the lack of loan demand at this time as well as the pricing on alternative sources of funding.

Borrowed Funds: Federal Home Loan Bank of Indianapolis (“FHLBI”) borrowings increased $10.7 million, or 17.3%, to $72.3 million at June 30, 2011 compared to $61.7 million at December 31, 2010, attributable to the liquidity needs of mortgage warehouse lending. The increase was limited to the short-term FHLBI borrowings specifically. The long-term FHLBI borrowings decreased $4.0 million over the same time period.

Total Shareholders’ Equity: Total shareholders’ equity increased $2.7 million, or 5.3%, to $52.7 million at June 30, 2011 compared to $50.0 million at December 31, 2010, due to an increase in retained earnings of $1.3 million and an increase of $1.4 million in other comprehensive income (loss) on securities available-for-sale and interest rate swaps. The increase is primarily due to an increase in the fair values on the Company’s available-for-sale investment portfolio.

Comparison of Operating Results For Three Month Periods Ended June 30, 2011 and June 30, 2010

Net Income: Net income decreased $81,000, to $487,000 for the three months ended June 30, 2011 compared to $568,000 for the three months ended June 30, 2010. This decrease is primarily due to a decrease in interest income on loans compared to the prior year period, in addition to an increase in the loss on the sale of other real estate assets. Partially offsetting the decrease in net income was a decrease in interest expense as well as a decrease in the provision for loan losses over the same time period.

Net Interest Income: Net interest income decreased $257,000, or 7.7%, to $3.1 million for the three months ended June 30, 2011 compared to $3.3 million for the three months ended June 30, 2010. The decrease is primarily due to a 42 basis point decrease in the net interest margin over the same time period. Although the annualized average cost of interest-bearing liabilities decreased 46 basis points during the current quarter compared to the prior year period, the annualized average yield on interest-earning assets also decreased 83 basis points over the same period.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the three months ended June 30, 2011 and June 30, 2010. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended June 30,
	2011			2010
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Loans	$236,062	$3,505	5.94%	$262,102	$4,208	6.42%
Taxable securities	108,986	712	2.61	80,872	673	3.33
Tax exempt securities	36,614	361	3.94	27,713	278	4.01
Federal Home Loan Bank of Indianapolis stock	3,987	25	2.51	4,206	21	2.00
Federal funds sold and other interest-bearing deposits	9,853	7	0.28	2,869	1	0.14

Total interest earning assets	395,502	4,610	4.66%	377,762	5,181	5.49%
Non-interest earning assets	41,211			40,246

Total assets	$436,713			$418,008

Savings deposits	$48,619	12	0.10%	$45,717	12	0.10%
Money market and NOW accounts	95,688	149	0.62	71,414	162	0.91
CDs and IRAs	143,223	865	2.42	145,015	991	2.73

Total interest-bearing deposits	287,530	1,026	1.43	262,146	1,165	1.78
FHLB advances	45,527	388	3.41	53,064	556	4.19
Subordinated debentures	5,155	70	5.43	5,155	70	5.43
FDIC guaranteed unsecured borrowing	4,939	51	4.13	4,875	51	4.18
Other borrowings	—	—	—	3,759	7	0.74

Total interest-bearing liabilities	343,151	1,535	1.79%	328,999	1,849	2.25%

Non-interest bearing deposits	36,459			35,643
Other liabilities	5,021			3,434

Total liabilities	384,631			368,076
Shareholders’ equity	52,082			49,932

Total liabilities & shareholders’ equity	$436,713			$418,008

Net interest income		$3,075			$3,332

Net interest rate spread			2.87%			3.24%
Net interest margin			3.11%			3.53%

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest and Dividend Income: Interest and dividend income decreased $571,000, or 11.0%, for the three month period ending June 30, 2011 compared to the same prior year period. Interest income on loans decreased $703,000 over the same time period, primarily due to a decrease in the average balance on mortgage warehouse loans of $16.3 million, as well as a decrease in the annualized average yield on mortgage warehouse loans of 144 basis points. Interest and fee income on mortgage warehouse loans decreased $477,000. This decrease was primarily due to the lack of refinance activity experienced by mortgage companies across the country during the first six months of 2011, in addition to the decrease in the rates charged to the mortgage companies due to the competitive environment for this business. The Company did experience an increase in activity during the month of June and has approved the addition of a new mortgage company, which management anticipates will begin funding in the third quarter of 2011.

Interest and fee income on one-to four-family residential loans decreased $212,000 for the three month period ending June 30, 2011 compared to the prior year period, primarily attributable to a decrease in the average outstanding balance of $13.4 million. The average annualized yield on the total loan portfolio decreased 48 basis points, to 5.94%, for the second quarter of 2011 compared to 6.42% for the same prior year period.

Interest income from taxable securities increased $39,000, or 5.8%, for the three months ended June 30, 2011 compared to the same prior year period, primarily due to an increase in the average outstanding balance of $28.1 million. Interest income from tax exempt securities also increased $83,000, or 29.9%, over the same time period, attributable to an increase in the average outstanding balance of $8.9 million. A tax benefit may be available on qualified municipal bonds.

Dividend income from Federal Home Loan Bank of Indianapolis stock increased $4,000, or 19.1%, in the current period compared to the same prior year period, attributable to an increase in the annualized average yield of 51 basis points.

Interest Expense: Interest expense decreased $314,000, or 17.0%, for the three months ended June 30, 2011 compared to the same prior year period. The decrease is primarily attributable to a decrease in the average cost of interest-bearing liabilities of 46 basis points to 1.79% for the second quarter of 2011 compared to 2.25% for the same prior year period.

Interest expense on deposits decreased $139,000, or 11.9%, during the current quarter, while average balances increased $25.4 million. Interest rates paid on new and maturing deposits continued to decline resulting in a decrease of 35 basis points on the average cost of interest-bearing deposits.

Interest expense on FHLBI advances decreased $168,000, or 30.2%, for the three months ended June 30, 2011 compared to the same prior year period, primarily due to a 78 basis point decrease in the annualized average cost of advances. The average balance of FHLBI advances decreased $7.5 million over the same time period.

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $203,000 for the second quarter of 2011 compared to $755,000 for the same prior year period. Net charge-offs for the 2011 and 2010 periods were $359,000 and $63,000, respectively. Specific reserves of $288,000 were previously recorded for the current period net charge-offs.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The decrease in the provision was due to the large specific reserve made in the prior year period, primarily attributable to one commercial loan relationship which has been fully charged off. One of the factors management considers when evaluating the allowance for loan losses is the historical loan loss experience. Given the overall economic concerns, we rely on more recent loan loss experience ranging from twelve to eighteen months to establish the minimum reserve ratios for the general loan pools.

During the second quarter of 2011 there were five loans, totaling $416,000, which moved into nonperforming status of which $43,000 specific reserves were recorded.

Noninterest Income: Noninterest income decreased $385,000, or 54.5%, to $322,000 for the current quarter ended June 30, 2011 compared to $707,000 for the same prior year period, primarily due to increased losses on other assets of $178,000. The sale of other real estate properties and the write-down of several properties to fair market value during the second quarter resulted in losses of $173,000 compared to a gain of $5,000 during the same prior year period. Gain on mortgage banking activities decreased $75,000, or 46.0%, due to a decrease in refinance and purchase activity. NSF/Overdraft fee income decreased $72,000 resulting in an overall decrease in service charges on deposit accounts of $70,000 due to new regulations impacting the Bank’s ability to charge for this service which were implemented during the third quarter of 2010. Net gain on sales of securities decreased $32,000 for the three months ended June 30, 2011 compared to the same prior year period.

Noninterest Expense: Noninterest expense increased $75,000, or 2.9%, to $2.7 million in the second quarter of 2011 compared to $2.6 million for the same prior year period. Salaries and wages increased $41,000, or 2.9%, primarily attributable to an increase in group and supplemental retirement plan expense. Commission expense decreased $32,000 due to the decrease in mortgage banking activity. Occupancy expense increased $26,000, or 6.2%, and bank examination expense increased $27,000, or 18.6%. The occupancy expense increase is due to an increase in building facilities expense, in addition to an increase in disaster recovery expenses resulting from the implementation of an updated disaster recovery solution during 2011. The increase in examination expense was primarily due to mortgage warehouse audits being performed during the second quarter in 2011 as opposed to the third quarter in 2010. Attorney fees increased $12,000, primarily due to the drafting and implementation of the Bank’s equity incentive plan that was approved recently at our annual shareholder meeting.

Partially offsetting the increases to noninterest expense was a decrease in data processing expense, due to conversion costs incurred by the Bank in the second quarter of 2010 related to an enhanced version of its Check 21 scanning software. Amortization of intangibles decreased $12,000, or 17.6%, as the core deposit intangible asset is amortized into expense on an accelerated basis. FDIC insurance decreased $6,000, or 6.5%, attributable to the recent change in the structure of the assessment and its impact.

Income Taxes: Income tax expense decreased $84,000, or 82.4%, for the three months ended June 30, 2011 compared to the same prior year period, primarily due to a decrease in income before taxes of $165,000 and a decrease in the effective tax rate. The effective tax rates for the 2011 and 2010 time periods were 3.6% and 15.2%, respectively. The effective tax rate was lower in the second quarter of 2011 due to a higher ratio of total income before tax attributable to tax exempt securities and life insurance income, in addition to a higher amount of loan charge-offs in the current quarter resulting in a greater tax benefit.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Comparison of Operating Results For Six Month Periods Ended June 30, 2011 and June 30, 2010

Net Income: Net income increased $27,000, or 2.2% to $1.3 million for the six months ended June 30, 2011 compared to $1.2 million for the same prior year period. Net interest income remained relatively unchanged over the same time period. There was a substantial decrease in the provision for loan losses of $1.4 million, partially offset by a decrease in noninterest income of $1.2 million.

Net Interest Income: Net interest income decreased $67,000, or 1.0%, for the first six months of 2011 compared to the same prior year period. The decrease is primarily due to a decrease in the annualized net interest spread of 20 basis points to 3.00% from 3.20%, partially offset by an increase in the average net interest-earning assets of $3.6 million.

Interest and Dividend Income: Interest and dividend income decreased $641,000, or 6.3%, for the six months ended June 30, 2011 compared to the same prior year period, primarily due to a decrease in the annualized average yield on interest-earning assets of 68 basis points. This decrease was partially offset by an increase in the average total interest-earning assets of $25.3 million over the same time period.

Interest income on loans, including fees, decreased $697,000, or 8.6%, for the first six months of 2011 compared to the same prior year period. The decrease is primarily due to a decrease in interest on one-to four-family residential loans of $435,000 and a decrease in mortgage warehouse loan interest and fee income of $270,000. The Company has continued to sell the majority of its one-to four-family residential mortgage loans originated, resulting in a continued decrease in the average outstanding balance. The mortgage warehouse loan activity slowed in the second quarter of 2011, consistent with a slowdown in national and local residential mortgage loan demand. Partially offsetting the decrease in loan income was an increase of $101,000 in commercial real estate loan interest income as well as an increase of $168,000 in interest income on five or more family real estate loans.

Interest income from taxable securities decreased $165,000, or 11.3%, for the six months ended June 30, 2011 compared to the same prior year period, primarily due to a decrease in the annualized average yield on taxable securities of 99 basis points. Offsetting the decrease was an increase in the average balance of taxable securities of $17.1 million.

Interest income from tax exempt securities increased $197,000, or 37.3%, over the same time period, attributable to an increase in the average outstanding balance of $10.2 million.

Dividend income from Federal Home Loan Bank of Indianapolis stock increased $9,000, or 21.4%, in the first six months of 2011 compared to the same prior year period, attributable to an increase in the annualized average yield of 54 basis points.

Interest Expense: Interest expense decreased $574,000, or 15.5%, for the six months ended June 30, 2011 compared to the same prior year period. The decrease is primarily due to a decrease in the annualized average cost of interest-bearing liabilities of 49 basis points to 1.83% compared to 2.32% over the same time periods.

Interest expense on deposits decreased $212,000, or 9.1%, during the first six months of 2011, while average balances increased $32.2 million compared to the same prior year period. Interest rates paid on new and maturing deposits continued to decline resulting in a decrease of 35 basis points on the annualized average cost of interest- bearing deposits. Interest expense on FHLBI advances decreased $352,000, or 31.0%, for the six months ended June 30, 2011 compared to the same prior year period, primarily due to an 84 basis point decrease in the annualized average cost of advances. The average balance of FHLBI advances decreased $7.6 million over the same time period.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the six months ended June 30, 2011 and June 30, 2010. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Six Months Ended June 30,
	2011			2010
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Loans	$241,540	$7,403	6.13%	$253,219	$8,100	6.40%
Taxable securities	96,481	1,287	2.67	79,344	1,452	3.66
Tax exempt securities	36,408	725	3.98	26,245	528	4.02
Federal Home Loan Bank of Indianapolis stock	4,013	51	2.54	4,206	42	2.00
Federal funds sold and other interest-bearing deposits	14,212	18	0.25	4,316	3	0.14

Total interest earning assets	392,654	9,484	4.83%	367,330	10,125	5.51%
Non-interest earning assets	41,976			40,937

Total assets	$434,630			$408,267

Savings deposits	$48,117	25	0.10%	$45,099	25	0.11%
Money market and NOW accounts	93,656	318	0.68	63,933	285	0.89
CDs and IRAs	144,772	1,766	2.44	145,355	2,011	2.77

Total interest-bearing deposits	286,545	2,109	1.47	254,387	2,321	1.82
FHLB advances	45,148	783	3.47	52,704	1,135	4.31
Subordinated debentures	5,155	139	53.90	5,155	139	5.39
FDIC guaranteed unsecured borrowing	4,931	101	4.10	4,867	101	4.15
Other borrowings	11	—	—	2,936	10	0.68

Total interest-bearing liabilities	341,790	3,132	1.83%	320,049	3,706	2.32%

Non-interest bearing deposits	36,418			34,828
Other liabilities	5,110			3,447

Total liabilities	383,318			358,324
Shareholders’ equity	51,312			49,943

Total liabilities & shareholders’ equity	$434,630			$408,267

Net interest income		$6,352			$6,419

Net interest rate spread			3.00%			3.20%
Net interest margin			3.24%			3.49%

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $231,000 for the first six months of 2011 compared to $1.7 million for the same prior year period. Net charge-offs for the 2011 and 2010 periods were $800,000 and $89,000, respectively. Specific reserves of $678,000 were previously recorded for the current period net charge-offs.

The decrease in the provision when compared to the prior year period was primarily due to specific reserves taken in 2010 attributable to two commercial relationships, which have since been charged off. The provision for the mortgage warehouse loans also increased in the first six months of 2010, due to the increase in the outstanding loan balances. One of the factors management considers when evaluating the allowance for loan losses is the historical loan loss experience. Given the overall economic concerns, we rely on more recent loan loss experience ranging from twelve to eighteen months to establish the minimum reserve ratios for the general loan pools.

Noninterest Income: Noninterest income decreased $1.2 million, or 58.0%, to $863,000 for the six months ended June 30, 2011 compared to $2.1 million for the same prior year period, primarily due to a decrease in net gains on securities of $815,000. During the first half of 2010 management’s analysis determined that market conditions provided the opportunity to sell a number of securities and add these gains to capital permanently without a negative impact to long-term earnings. There also was a decrease in gains on other assets of $159,000, due to the sale of other real estate properties during the first six months of 2011 at a loss and the write-down of several properties to fair market value.

Noninterest Expense: Noninterest expense increased $223,000, or 4.2%, during the first half of 2011 when compared to the prior year period, primarily attributable to an increase in salaries and wages of $148,000, or 5.3%. This increase was due to an increase in group insurance and other employee benefits as well as standard wage increases. Occupancy expenses were in line when comparing the reporting periods, increasing $36,000, or 3.9%. FDIC insurance expense increased $18,000, or 8.9%, primarily attributable to the increase in deposit balances. Other expenses increased $95,000, or 16.9%, primarily due to an increase in attorney fees of $41,000 attributable to the drafting and implementation of the Bank’s equity incentive plan that was approved recently at our annual shareholder meeting.

Income Taxes: Income tax expense decreased $77,000, or 29.1%, for the six months ended June 30, 2011 compared to the same prior year period, primarily due to a lower effective tax rate for the current period. The effective tax rates for the 2011 and 2010 time periods were 12.9% and 17.6%, respectively. The effective tax rate was lower in the first half of 2011 due to a higher ratio of total income before tax attributable to tax exempt securities and life insurance income, in addition to a higher mount of loan charge-offs during the first six months of 2011 resulting in a greater tax benefit.

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

The Company’s liquid assets, defined as cash and due from financial institutions and the market value of unpledged securities available-for-sale, totaled $112.3 million at June 30, 2011 and constituted 24.35% of total assets at that date, compared to $89.1 million, or 20.04%, of total assets at December 31, 2010.

The Company also maintains lines of credit with the Federal Home Loan Bank. The total of these lines of credit were $79.2 million at June 30, 2011, of which $72.3 million in Federal Home Loan Bank advances were outstanding. The Company has additional securities and certain approved real estate loans available to pledge as collateral in order to increase our lines of credit with the Federal Home Loan Bank. At June 30, 2011, we had $105.9 million in unpledged securities available for sale. The Company actively utilizes its borrowing capacity with the Federal Home Loan Bank to manage liquidity and to provide a funding alternative to time deposits, if the Federal Home Loan Bank’s rates and terms are more favorable. The advances from the Federal Home Loan Bank can have maturities from overnight to multiple years. At June 30, 2011, $40.8 million of these advances were due within one year, and $31.5 million had maturities greater than a year.

The Company may also utilize the Federal Reserve discount window as a source of short-term funding. At June 30, 2011, the Company’s overnight borrowings with the Federal Reserve Bank discount window totaled $0. The Company’s borrowing capacity at the Federal Reserve Bank discount window is based on the collateral value of pledged securities. During the second quarter of 2010, the Federal Reserve announced the discount window would return to its original intent of being a “lender of last resort”. The collateral value of securities pledged to the Federal Reserve discount window at June 30, 2011 totaled $14.8 million. At June 30, 2011, we had $105.9 million in unpledged securities available for sale.

During the third quarter of 2010, the Company was extended an accommodation from First Tennessee Bank National Association to borrow federal funds up to the amount of $15.0 million. This federal funds accommodation is not and shall not be a confirmed line or loan, and First Tennessee Bank National Association may cancel such accommodation at any time, in whole or in part, without cause or notice, in its sole discretion. At June 30, 2011, the Company’s borrowings from First Tennessee Bank National Association totaled $0.

Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios and minimum ratio requirements. Under these regulations, banks are required to maintain a total risk-based capital ratio of 8.0% of risk-weighted assets and a Tier 1 risk-based capital ratio (primarily total shareholders’ equity less intangible assets) of at least 4.0% of risk-weighted assets. The Bank had total and Tier 1 risk-based capital ratios of 16.0% and 14.9%, respectively, at June 30, 2011, and was “well-capitalized” under the regulatory guidelines.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In addition, regulators have adopted a minimum leverage ratio standard for Tier 1 capital to average assets. The minimum ratio for top-rated institutions may be as low as 3%. However, regulatory agencies have stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3% minimum. As of June 30, 2011, the Bank’s leverage ratio was 10.5%. Capital levels for the Bank remain above the established regulatory capital requirements.

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

At June 30, 2011, given a +3.00% or –1.00% shock in interest rates, our model results in the Bank’s net interest income for the next twelve months changing by $(998), or (6.09)%, and $21, or 0.13%, respectively.

The Company measures its economic value of equity at risk on a quarterly basis. Economic value of equity at risk measures the Company’s exposure to changes in its economic value of equity due to changes in a forecast interest rate environment. At June 30, 2011, given a +3.00% or -1.00% shock in interest rates, our model results in the Bank’s economic value of equity at risk for the next twelve months changing by (14.10)%, and (4.84)%, respectively.

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

As of June 30, 2011, there are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

As of June 30, 2011, there were no material changes to the “Risk Factors” disclosed in the Company’s Annual Report for the year ended December 31, 2010 on Form 10-K filed on March 23, 2011. However, the risks described in our 2010 Annual Report on Form 10-K are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities: Not applicable

(b)	Use of Proceeds: Not applicable

(c)	Repurchase of Our Equity Securities

The following table presents a summary of the Company’s share repurchases during the quarter ended March 31, 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 – April 30	—	$—	—	14,100
May 1 – May 31	—	—	—	14,100
June 1 – June 30	—	—	—	14,100

Total	—	$—	—	14,100

(1)	On November 13, 2009, the Company commenced a stock repurchase program pursuant to which the Company intends to repurchase, in the open market and in privately negotiated transactions, up to 3 percent (approximately 63,400 shares) of the Company’s outstanding public shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.01	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) the notes to the Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaPorte Bancorp, Inc.

August 11, 2011	/s/ Lee A. Brady
Date	Lee A. Brady,
Chief Executive Officer

August 11, 2011	/s/ Michele M. Thompson
Date	Michele M. Thompson,
President and Chief Financial Officer