Form 10-Q
period 2011-09-30
LaPorte Bancorp, Inc.
filed 2011-11-10
CIK 1400848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares of common stock outstanding at November 9, 2011: 4,572,233 par value $0.01

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LAPORTE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and due from financial institutions	$6,435	$5,868
Securities available for sale	133,242	119,377
Federal Home Loan Bank (FHLB) stock, at cost (restricted)	3,817	4,038
Loans held for sale, at fair value	4,044	4,156
Loans, net of allowance for loan losses of $3,707 at September 30, 2011, $3,943 at December 31, 2010	302,603	273,103
Mortgage servicing rights	334	414
Other real estate owned	1,154	1,516
Premises and equipment, net	9,986	10,332
Goodwill	8,431	8,431
Other intangible assets	507	675
Bank owned life insurance	10,777	10,479
Accrued interest receivable and other assets	4,126	5,881

Total assets	$485,456	$444,270

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$37,126	$34,999
Interest bearing	298,387	282,339

Total deposits	335,513	317,338
Federal Home Loan Bank advances	74,688	61,675
Subordinated debentures	5,155	5,155
Federal Deposit Insurance Corporation guaranteed unsecured borrowings	4,965	4,916
Other borrowings	4,500	—
Accrued interest payable and other liabilities	6,141	5,138

Total liabilities	430,962	394,222

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 4,783,163 shares issued; and 4,572,233 and 4,586,363 shares outstanding at September 30, 2011 and December 31, 2010	48	48
Additional paid-in capital	21,165	21,160
Surplus	770	770
Retained earnings	33,622	31,211
Accumulated other comprehensive income (loss),net of tax (benefit) of $797 at September 30, 2011 and $(283) at December 31, 2010	1,546	(550)
Treasury stock, at cost (210,930 shares at September 30, 2011and 196,800 shares at December 31, 2010)	(1,278)	(1,144)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,379)	(1,447)

Total shareholders’ equity	54,494	50,048

Total liabilities and shareholders’ equity	$485,456	$444,270

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest and dividend income
Loans, including fees	$3,898	$4,512	$11,301	$12,612
Taxable securities	644	558	1,931	2,010
Tax exempt securities	353	306	1,078	834
FHLB stock	25	16	76	58
Other interest income	2	4	20	7

Total interest and dividend income	4,922	5,396	14,406	15,521
Interest expense
Deposits	956	1,185	3,065	3,506
Federal Home Loan Bank advances	359	504	1,142	1,639
Subordinated debentures	71	71	210	210
FDIC guaranteed unsecured borrowings	50	50	151	151
Federal Reserve Bank discount window borrowings	—	—	—	10
Other interest expense	4	—	4	—

Total interest expense	1,440	1,810	4,572	5,516

Net interest income	3,482	3,586	9,834	10,005
Provision for loan losses	403	628	634	2,292

Net interest income after provision for loan losses	3,079	2,958	9,200	7,713
Noninterest income
Service charges on deposits	141	178	406	554
ATM and debit card fees	100	95	292	275
Trust fees	—	—	—	6
Earnings on life insurance, net	103	96	298	284
Net gains on mortgage banking activities	295	299	479	568
Loan servicing fees, net	(21)	(19)	(2)	(4)
Net gains on securities	559	82	587	925
Losses on other assets	(139)	(113)	(333)	(148)
Other income	93	131	267	345

Total noninterest income	1,131	749	1,994	2,805
Noninterest expense
Salaries and employee benefits	1,500	1,522	4,460	4,334
Occupancy and equipment	428	443	1,381	1,360
Data processing	110	110	321	350
Advertising	60	43	153	156
Bank examination fees	145	107	399	357
Amortization of intangibles	54	64	168	203
FDIC insurance	102	122	322	324
Collection and other real estate owned	24	19	93	92
Other expenses	267	268	924	830

Total noninterest expense	2,690	2,698	8,221	8,006

Income before income taxes	1,520	1,009	2,973	2,512
Income tax expense	374	208	562	473

Net income	$1,146	$801	$2,411	$2,039

Other comprehensive income (loss):
Unrealized gain on securities available for sale	$2,335	$1,263	$4,663	$2,276
Reclassification for gain on security sales	(559)	(82)	(587)	(925)
Unrealized loss on derivative instrument	(650)	(807)	(902)	(2,420)
Income tax effect	(382)	(126)	(1,078)	364

Other comprehensive income (loss)	744	248	2,096	(705)

Comprehensive income	$1,890	$1,049	$4,507	$1,334

Basic and diluted earnings per share	$0.26	$0.18	$0.54	$0.46

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Nine months ended September 30, 2011 and 2010

(in thousands, except share data)

					Accumulated
					Other
		Additional			Comprehensive		Unearned
	Common	Paid-In		Retained	Income (Loss),	Treasury	ESOP
	Stock	Capital	Surplus	Earnings	Net of Tax	Stock	Shares	Total
Balance at January 1, 2010	$48	$21,188	$770	$28,620	$1,817	$(1,033)	$(1,538)	$49,872
Comprehensive income:
Net income	—	—	—	2,039	—	—	—	2,039
Other comprehensive income:
Net change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	891	—	—	891
Net change in unrealized loss on derivative instruments, net of tax effect	—	—	—	—	(1,596)	—	—	(1,596)

Total comprehensive income								1,334
Treasury shares purchased, 21,600 shares	—	—	—	—	—	(111)	—	(111)
ESOP shares earned, 6,784 shares	—	(24)	—	—	—	—	68	44

Balance at September 30, 2010	$48	$21,164	$770	$30,659	$1,112	$(1,144)	$(1,470)	$51,139

Balance at January 1, 2011	$48	$21,160	$770	$31,211	$(550)	$(1,144)	$(1,447)	$50,048
Comprehensive income:
Net income	—	—	—	2,411	—	—	—	2,411
Other comprehensive income:
Net change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	2,692	—	—	2,692
Net change in unrealized loss on derivative instruments, net of tax effect	—	—	—	—	(596)	—	—	(596)

Total comprehensive income								4,507
Treasury shares purchased, 14,130 shares	—	—	—	—	—	(134)	—	(134)
ESOP shares earned, 6,784 shares	—	(4)	—	—	—	—	68	64
Stock award and option expense	—	9	—	—	—	—	—	9

Balance at September 30, 2011	$48	$21,165	$770	$33,622	$1,546	$(1,278)	$(1,379)	$54,494

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$2,411	$2,039
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	500	533
Provision for loan losses	634	2,292
Net gains on securities	(587)	(925)
Net gains on sales of loans	(437)	(490)
Originations of loans held for sale	(23,717)	(28,015)
Proceeds from sales of loans held for sale	24,266	26,000
Recognition of mortgage servicing rights	(42)	(78)
Amortization of mortgage servicing rights	74	55
Net change in loan servicing rights valuation allowance	48	68
Net (gains) losses on sales of other real estate owned	156	(12)
Write down of other real estate owned	182	153
Earnings on life insurance, net	(298)	(264)
Amortization of intangible assets	168	203
ESOP compensation expense	64	44
Stock compensation expense	9	—
Amortization of issuance costs of unsecured borrowings	49	48
Change in assets and liabilities:
Accrued interest receivable and other assets	677	187
Accrued interest payable and other liabilities	101	547

Net cash from operating activities	4,258	2,385

Cash flows from investing activities
Net change in loans	(31,013)	(31,836)
Proceeds from sales of other real estate owned	903	968
Proceeds from maturities, calls and principal repayments of securities available for sale	13,952	28,542
Proceeds from sales of securities available for sale	36,559	36,781
Proceeds from redemption of FHLB stock	221	—
Purchases of securities available for sale	(59,713)	(72,297)
Premises and equipment expenditures, net	(154)	(320)

Net cash from investing activities	(39,245)	(38,162)

Cash flows from financing activities
Net change in deposits	18,175	46,174
Net change in FHLB advances	13,013	7,963
Net change in other borrowings	4,500	—
Net change in Federal Reserve Bank discount window borrowings	—	(16,675)
Purchase of treasury stock	(134)	(111)

Net cash from financing activities	35,554	37,351

Net change in cash and cash equivalents	567	1,574
Cash and cash equivalents at beginning of period	5,868	6,000

Cash and cash equivalents at end of period	$6,435	$7,574

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$4,620	$5,539
Income taxes paid	—	920
Supplemental noncash disclosures:
Transfers from loans receivable to other real estate owned	$879	$762
Securities purchased not settled	—	1,500
Transfer from premises and equipment, net to other real estate owned	—	506

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The unaudited consolidated financial statements included herein include the accounts of LaPorte Bancorp, Inc. (“the Bancorp”), its wholly owned subsidiary, The LaPorte Savings Bank (“the Bank”) together referred to as “the Company”. The Bancorp was formed on October 12, 2007. Intercompany transactions and balances are eliminated in consolidation. Subsequent to the period ended September 30, 2011, the Company established LSB Investments, Inc., a wholly owned subsidiary of the Bank incorporated in Nevada to manage a portion of the Bank’s investment portfolio beginning October 1, 2011.

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

The results for the nine-month period ended September 30, 2011 may not indicate the results to be expected for the full year ending December 31, 2011.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASU No. 2011-02

In April 2011, the FASB issued an update (ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring). This update clarifies the guidance (FASB ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors) on what constitutes a troubled debt restructuring. This update states a restructuring constitutes a trouble debt restructuring when the creditor separately concludes the restructuring results in a concession being made by the creditor and the borrower is experiencing financial difficulties. The update also clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. Finally, the update clarifies that the creditor is precluded from applying the effective interest rate test in the borrower’s guidance on restructuring of payables when evaluating whether the restructuring constitutes a troubled debt restructuring. This guidance was effective for the first interim or annual reporting period beginning on or after June 15, 2011 and was applied retrospectively to the beginning of the annual period of adoption The new standard did not have a material impact on the Company’s consolidated financial condition or results of operations.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

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

FASB ASU No. 2011-08

In September 2011, the FASB issued an update (ASU No. 2011-08, Testing Goodwill for Impairment) impacting FASB ASC 350, Intangibles – Goodwill and Other. This update allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of the reporting unit. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common share equivalents (-0- for the three and nine months ended September 30, 2011 and 2010). Stock options for 213,678 shares for the three and nine months ended September 30, 2011 were not considered in computing diluted earnings per share because they were antidilutive. Diluted earnings per common share is equal to basic earnings per common share for the periods ended September 30, 2011 and 2010, as there were no potentially dilutive common shares for the three and nine months ended September 30, 2011 and 2010. The factors used in the earnings per common share computation follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic
Net income	$1,146	$801	$2,411	$2,039

Weighted average common shares outstanding	4,593,384	4,586,363	4,588,729	4,588,359
Less: Average unallocated ESOP shares	(139,063)	(148,107)	(141,324)	(150,368)

Average shares	4,454,321	4,438,256	4,447,405	4,437,991

Basic and diluted earnings per common share, including participating shares	$0.26	$0.18	$0.54	$0.46

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

September 30, 2011

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency	$13,224	$421	$—	$13,645
State and municipal	40,000	2,362	—	42,362
Mortgage-backed securities—residential	36,394	888	(61)	37,221
Government agency sponsored collateralized mortgage obligations	38,881	1,135	(2)	40,014

Total	$128,499	$4,806	$(63)	$133,242

December 31, 2010

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency	$20,950	$311	$(181)	$21,080
State and municipal	39,779	503	(454)	39,828
Mortgage-backed securities—residential	25,009	643	(222)	25,430
Government agency sponsored collateralized mortgage obligations	32,943	503	(437)	33,009
Privately held collateralized mortgage obligations	29	1	—	30

Total	$118,710	$1,961	$(1,294)	$119,377

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE – continued

Securities with unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

September 30, 2011

	Continuing Unrealized Loss For		Continuing Unrealized Loss For
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed securities – residential	$9,209	$(61)	$—	$—	$9,209	$(61)
Government agency sponsored collateralized mortgage obligations	3,116	(2)	—	—	3,116	(2)

Total temporarily impaired	$12,325	$(63)	$—	$—	$12,325	$(63)

December 31, 2010

	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. federal agency	$9,935	$(181)	$—	$—	$9,935	$(181)
State and municipal	16,766	(454)	—	—	16,766	(454)
Mortgage-backed securities – residential	11,718	(222)	—	—	11,718	(222)
Government agency sponsored collateralized mortgage obligations	13,615	(437)	—	—	13,615	(437)

Total temporarily impaired	$52,034	$(1,294)	$—	$—	$52,034	$(1,294)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE – continued

At September 30, 2011, the Company held 8 investments in debt securities which were in an unrealized loss position of which all were in an unrealized loss position for less than twelve months. At December 31, 2010, the Company held 64 investments in debt securities which were in an unrealized loss position of which all were in an unrealized loss position for less than twelve months. Management periodically evaluates each investment security for potential other-than-temporary impairment, relying primarily on industry analyst reports and observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted declines in fair value are considered temporary and due only to normal market interest rate fluctuations. The Company does not intend to sell the securities and is not more likely than not to be required to sell these debt securities before their anticipated recovery.

Sales of securities available for sale for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Proceeds	$31,297	$5,063	$36,559	$36,781
Gross gains	567	77	627	977
Gross losses	(8)	—	(40)	(28)

Proceeds from calls of securities available for sale during the three months ended September 30, 2011 and 2010 were $4,000 and $5,772, with gross gains of $0 and $5 and gross losses of $0 and $0, respectively.

Proceeds from calls of securities available for sale during the nine months ended September 30, 2011 and 2010 were $4,045 and $14,801 with gross gains of $0 and $7 and gross losses of $0 and $(31), respectively.

The amortized cost and fair value of debt securities at September 30, 2011 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations (“CMO”), are shown separately.

	Amortized	Fair
	Cost	Value
Due in one year or less	$335	$338
Due from one to five years	10,597	11,117
Due from five to ten years	10,244	10,879
Due after ten years	32,048	33,673

Subtotal	53,224	56,007
Mortgage-backed securities and CMOs	75,275	77,235

Total	$128,499	$133,242

Securities pledged at September 30, 2011 and December 31, 2010 had a carrying amount of approximately $36,126 and $36,195, respectively, and were pledged to secure public deposits, FHLB advances, short-term borrowings through the Federal Reserve Discount Window and cash flow hedges.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS

Loans at September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
	2011	2010
Commercial	$125,575	$124,714
Mortgage	48,933	57,144
Mortgage warehouse	108,462	69,600
Residential construction	2,573	2,283
Indirect auto	2,476	3,390
Home equity	13,306	14,187
Consumer and other	4,826	5,595

Subtotal	306,151	276,913
Less: Net deferred loan (fees) costs	159	133
Allowance for loan losses	(3,707)	(3,943)

Loans, net	$302,603	$273,103

As of September 30, 2011 and 2010, the Bank had repurchase agreements with 8 and 9 mortgage companies, respectively in connection with the Bank’s mortgage warehousing line of business. For the nine months ended September 30, 2011 and 2010, the mortgage companies originated $1,489,832 and $1,796,025 in mortgage loans and sold $1,453,251 and $1,762,425 in mortgage loans. The Bank recorded interest income of $892 and $1,125, mortgage warehouse loan fees of $156 and $245 which are included in loan interest income, and wire transfer fees of $48 and $86 which are included in noninterest income for the three months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011 and 2010, the Bank recorded interest income of $2,201 and $2,661, mortgage warehouse loan fees of $428 and $561, and wire transfer fees of $136 and $189.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS – continued

The following tables present the activity and balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the three and nine months ended September 30, 2011:

			Mortgage	Residential	Indirect	Home	Consumer
	Commercial	Mortgage	Warehouse	Construction	Auto	Equity	and Other	Unallocated	Total
For the three months ended September 30, 2011
Allowance for loan losses:
Beginning balance	$2,419	$443	$172	$20	$24	$191	$105	$—	$3,374
Charge-offs	—	—	—	—	(8)	(52)	(15)	—	(75)
Recoveries	—	—	—	—	1	1	3	—	5
Provision	45	(23)	246	(17)	9	92	51	—	403

Ending balance	$2,464	$420	$418	$3	$26	$232	$144	$—	$3,707

For the nine months ended September 30, 2011
Allowance for loan losses:
Beginning balance	$3,147	$389	$139	$17	$28	$142	$81	$—	$3,943
Charge-offs	(706)	(70)	—	—	(14)	(52)	(45)	—	(887)
Recoveries	—	—	—	—	3	1	13	—	17
Provisions	23	101	279	(14)	9	141	95	—	634

Ending balance	$2,464	$420	$418	$3	$26	$232	$144	$—	$3,707

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS – continued

			Mortgage	Residential	Indirect	Home	Consumer
	Commercial	Mortgage	Warehouse	Construction	Auto	Equity	and Other	Unallocated	Total
September 30, 2011
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$161	$173	$—	$—	$—	$10	$—	$—	$344
Collectively evaluated for impairment	2,303	247	418	3	26	222	144	—	3,363
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—

Total ending allowance	$2,464	$420	$418	$3	$26	$232	$144	$—	$3,707

Loans:
Loans individually evaluated for impairment	$5,180	$1,715	$—	$—	$—	$14	$—	$—	$6,909
Loans collectively evaluated for impairment	119,669	47,056	108,462	2,568	2,479	13,341	4,831	—	298,406
Loans acquired with deteriorated credit quality	838	157	—	—	—	—	—	—	995

Total ending loan balance	$125,687	$48,928	$108,462	$2,568	$2,479	$13,355	$4,831	$—	$306,310

December 31, 2010
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$813	$60	$—	$—	$—	$15	$—	$—	$888
Collectively evaluated for impairment	2,334	329	139	17	28	127	81	—	3,055
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—

Total ending allowance	$3,147	$389	$139	$17	$28	$142	$81	$—	$3,943

Loans:
Loans individually evaluated for impairment	$5,408	$1,224	$—	$87	$—	$377	$—	$—	$7,096
Loans collectively evaluated for impairment	118,779	55,751	69,600	2,187	3,390	13,858	5,600	—	269,165
Loans acquired with deteriorated credit quality	622	162	—	—	—	—	1	—	785

Total ending loan balance	$124,809	$57,137	$69,600	$2,274	$3,390	$14,235	$5,601	$—	$277,046

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS – continued

Activity in the allowance for loan losses for the three and nine months ended September 30, 2010 was as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2010
Beginning balance	$4,351	$2,776
Provision for loan losses	628	2,292
Loans charged-off	(544)	(648)
Recoveries	7	22

Ending balance	$4,442	$4,442

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
September 30, 2011
With no related allowance recorded:
Commercial:
Real estate	$1,334	$1,333	$—
Land	2,248	2,248	—
Mortgage	835	835	—

Subtotal	4,417	4,416	—
With an allowance recorded:
Commercial:
Commercial and other	28	29	5
Real estate	875	876	56
Land	693	694	100
Mortgage	880	880	173
Home equity	14	14	10

Subtotal	2,490	2,493	344

Total	$6,907	$6,909	$344

The recorded investment in loans does not include accrued interest. The unpaid principal balance listed above is net of partial charge-offs recorded on certain loans.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS – continued

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Real estate	$1,333	$—	$1,220	$4
Land	2,248	—	2,248	12
Mortgage	839	9	696	24
Residential construction:
Land	—	—	57	—

Subtotal	4,420	9	4,221	40
With an allowance recorded:
Commercial:
Commercial and other	43	—	44	—
Real estate	883	—	1,143	6
Land	700	—	706	—
Mortgage	883	—	591	—
Home equity	76	—	274	—

Subtotal	2,585	—	2,758	6

Total	$7,005	$9	$6,979	$46

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2010
Average of individually impaired loans	$6,118	$5,736
Interest income recognized during impairment	—	15

The recorded investment in loans does not include accrued interest. Interest income recognized was received in cash.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS – continued

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
December 31, 2010
With no related allowance recorded:
Commercial:
Real estate	1,185	1,184	—
Land	2,323	2,323	—
Mortgage	732	732	—
Residential construction:
Land	87	88	—
Subtotal	4,327	4,327	—
With an allowance recorded:
Commercial:
Real estate	1,843	1,843	812
Land	57	57	1
Mortgage	492	492	60
Home equity	377	377	15

Subtotal	2,769	2,769	888

Total	$7,096	$7,096	$888

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS – continued

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, 2011 and December 31, 2010:

	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
September 30, 2011
Commercial:
Commercial and other	$29	$—
Real estate	2,363	—
Land	2,941	—
Mortgage	1,428	—
Indirect auto	8	—

Total	$6,769	$—

The recorded investment in loans does not include accrued interest.

December 31, 2010
Commercial:
Real estate	$2,819	$—
Land	2,381	—
Mortgage	1,224	—
Residential construction:
Land	87	—
Indirect auto	4	—
Home equity	377	—

Total	$6,892	$—

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS – continued

The following table presents the aging of the recorded investment in past due loans as of September 30, 2011 and December 31, 2010 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2011
Commercial:
Commercial and other	$—	$—	$29	$29	$19,067	$19,096
Real estate	851	678	1,958	3,487	76,713	80,200
Five or more family	—	—	—	—	16,078	16,078
Construction	—	—	—	—	791	791
Land	—	—	2,323	2,323	7,199	9,522
Mortgage	—	250	1,228	1,478	47,450	48,928
Mortgage warehouse	—	—	—	—	108,462	108,462
Residential construction:
Construction	—	—	—	—	2,294	2,294
Land	—	—	—	—	274	274
Indirect	35	—	8	43	2,436	2,479
Home equity	—	—	14	14	13,341	13,355
Consumer and other	—	9	—	9	4,822	4,831

Total	$886	$937	$5,560	$7,383	$298,927	$306,310

The recorded investment in loans does not include accrued interest.

December 31, 2010
Commercial:
Commercial and other	$—	$35	$—	$35	$17,994	$18,029
Real estate	1,328	—	1,580	2,908	76,948	79,856
Five or more family	48	—	—	48	11,530	11,578
Construction	—	—	—	—	4,943	4,943
Land	—	—	133	133	10,270	10,403
Mortgage	1,200	—	1,021	2,221	54,916	57,137
Mortgage warehouse	—	—	—	—	69,600	69,600
Residential construction:
Construction	—	—	—	—	1,876	1,876
Land	44	—	87	131	267	398
Indirect auto	31	—	4	35	3,355	3,390
Home equity	—	377	—	377	13,858	14,235
Consumer and other	153	—	—	153	5,448	5,601

Total	$2,804	$412	$2,825	$6,041	$271,005	$277,046

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS – continued

Troubled Debt Restructurings

During the period ending September 30, 2011, the terms of one commercial real estate loan was modified as a troubled debt restructuring. The modification of the terms of this loan was an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. The pre-modification outstanding recorded investment of this loan was $234 and the post-modification outstanding recorded investment of this loan was $324. The Company has allocated $23 of specific reserves to this loan as of September 30, 2011. There were no loans modified as troubled debt restructurings for which there was a payment default within the twelve months following the modification. A loan is considered to be in payment default once it is 90 days past due under the modified terms.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS – continued

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The Bank monitors credit quality on loans not rated through the loan’s individual payment performance. As of September 30, 2011, the most recent analysis performed, and December 31, 2010 the risk category of loans by class of loans is as follows:

	Not		Special
	Rated	Pass	Mention	Substandard	Doubtful
September 30, 2011
Commercial:
Commercial and other	$103	$17,382	$1,582	$29	$—
Real estate	1,461	69,200	5,443	4,039	57
Five or more family	172	11,874	4,032	—	—
Construction	—	513	278	—	—
Land	14	5,581	699	3,095	133
Mortgage	39,675	6,286	730	2,181	56
Mortgage warehouse	108,462	—	—	—	—
Residential construction:
Construction	2,294	—	—	—	—
Land	274	—	—	—	—
Indirect auto	2,479	—	—	—	—
Home equity	12,954	126	93	182	—
Consumer and other	3,886	945	—	—	—

Total	$171,774	$111,907	$12,857	$9,526	$246

The recorded investment in loans does not include accrued interest.

December 31, 2010
Commercial:
Commercial and other	$213	$17,736	$29	$51	$—
Real estate	419	69,094	4,820	4,743	780
Five or more family	216	11,187	175	—	—
Construction	—	4,690	253	—	—
Land	—	6,427	684	3,292	—
Mortgage	47,086	7,525	520	1,951	55
Mortgage warehouse	69,600	—	—	—	—
Residential construction:
Construction	1,876	—	—	—	—
Land	311	—	—	87	—
Indirect auto	3,353	37	—	—	—
Home equity	13,458	141	109	150	377
Consumer and other	4,294	1,307	—	—	—

Total	$140,826	$118,144	$6,590	$10,274	$1,212

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 5 – LOANS – continued

Purchased Loans

The Company purchased loans during 2007, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of those loans is as follows:

	September 30,	December 31,
	2011	2010
Commercial	$42	$66
Commercial real estate	937	962
Home equity	—	9
One- to four-family	159	163

Outstanding balance	$1,138	$1,200

Carrying amount, net of allowance of $0	$995	$1,035

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning balance	$221	$271	$250	$28
Reclassification from non-accretable yield	8	8	24	297
Accretion of income	(8)	(23)	(53)	(69)

Ending balance	$221	$256	$221	$256

For the purchased loans disclosed above, the Company did not increase the allowance for loan losses during 2011 or 2010. No allowance for loan losses were reversed during 2011 or 2010.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE – continued

Mortgage Servicing Rights: The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income (Level 2). Fair value at September 30, 2011 was determined using a discount rate of 9.0%, prepayment speeds ranging from 13.2% to 24.3%, depending on the stratification of the specific right, and a weighted average default rate of approximately 0.5%. Fair value at December 31, 2010 was determined using a discount rate of 9.0%, prepayment speeds ranging from 8.2% to 22.6%, depending on the stratification of the specific right, and a weighted average default rate of approximately 0.5%.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2011
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available for sale
U.S. federal agency	$13,645	$—	$13,645	$—
State and municipal	42,362	—	42,362	—
Mortgage-backed securities-residential	37,221	—	37,221	—
Government agency sponsored collateralized mortgage obligations	40,014	—	40,014	—

Total investment securities available-for-sale	$133,242	$—	$133,242	$—

Loans held for sale	$4,044	$—	$4,044	$—
Derivatives – residential mortgage loan commitments	110	—	110	—

Financial Liabilities
Derivatives – interest rate swaps	$(2,433)	$—	$(2,433)	$—

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

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

Loans held for sale were carried at the fair value of $4,044, which was made up of the outstanding balance of $3,983, net of a valuation of $61 at September 30, 2011, resulting in income of $49 and $15 for the three and nine months ended September 30, 2011. At December 31, 2010, loans held for sale were carried at the fair value of $4,156, which was made up of the outstanding balance of $4,110, net of a valuation of $46 at December 31, 2010, resulting in income of $32 for the year ended December 31, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE – continued

The difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale was:

	September 30, 2011
	Aggregate Fair Value	Difference	Contractual Principal
Loans held for sale	$4,044	$61	$3,983

	December 31, 2010
	Aggregate Fair Value	Difference	Contractual Principal
Loans held for sale	$4,156	$46	$4,110

For items for which the fair value option has been elected, interest income is recorded within the consolidated statements of income and comprehensive income based on the contractual amount of interest income earned on financial assets (none were delinquent or in nonaccrual status).

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended September 30, 2011 and 2010:

	Changes in Fair Values for the three months ended September 30, 2011 and 2010, for the Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Other Gains and Losses	Interest Income	Interest Expense	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended September 30, 2011
Assets:
Loans held for sale	$49	$4	$—	$53

Three Months Ended September 30, 2010
Assets:
Loans held for sale	$28	$7	$—	$35

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the nine months ended September 30, 2011 and 2010:

	Changes in Fair Values for the nine months ended September 30, 2011 and 2010, for the Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Other Gains and Losses	Interest Income	Interest Expense	Total Changes in Fair Values Included in Current Period Earnings
Nine Months Ended September 30, 2011
Assets:
Loans held for sale	$15	$16	$—	$31

Nine Months Ended September 30, 2010
Assets:
Loans held for sale	$31	$17	$—	$48

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE – continued

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2011
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Commercial:
Commercial and other	$23	$—	$—	$23
Real estate	819	—	—	819
Land	593	—	—	593
Mortgage	707	—	—	707
Home equity	4	—	—	4
Other real estate owned, net
Commercial:
Real estate	365	—	—	365
Mortgage	103	—	—	103
Home equity	249	—	—	249
Mortgage servicing rights	276	—	276	—

		Fair Value Measurements at December 31, 2010
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Commercial:
Real Estate	$1,031	$—	$—	$1,031
Land	56	—	—	56
Mortgage	432	—	—	432
Home equity	362	—	—	362
Other real estate owned, net
Commercial:
Real Estate	148	—	—	148
Land	390	—	—	390
Mortgage	13	—	—	13
Mortgage servicing rights	277	—	277	—

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE – continued

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had an outstanding amount of $2,490, with a valuation allowance of $344 at September 30, 2011, resulting in an additional provision for loan losses of $63 and $277 for the three and nine months ended September 30, 2011. At December 31, 2010, impaired loans had an outstanding amount of $2,769, with a valuation allowance of $888, resulting in an additional provision for loan losses of $2,515 for the year ended December 31, 2010.

Other real estate owned, which is measured at the lower of cost or fair value less costs to sell, had a net carrying amount of $717, which was made up of the outstanding balance of $868 net a valuation allowance of $151 at September 30, 2011, resulting in a write-down of $131 and $182 for the three and nine months ended September 30, 2011, respectively. At December 31, 2010, other real estate owned had a net carrying amount of $551, which was made up of the outstanding balance of $682, net of a valuation allowance of $131 at December 31, 2010, resulting in a write-down of $131 for the year ended December 31, 2010.

Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $276, which was made up of the outstanding balance of $416, net of a valuation allowance of $140, resulting in a charge of $32 and $47 for the three and nine months ended September 30, 2011. At December 31, 2010, mortgage servicing rights were carried at their fair value of $277, which was made up of the outstanding balance of $369, net of a valuation allowance of $92, resulting in a charge of $42 for the year ended December 31, 2010.

The carrying amounts and estimated fair values of financial instruments, at September 30, 2011 and December 31, 2010 are as follows:

September 30, 2011	Carrying Amount		Fair Value
Financial assets
Cash and due from financial institutions		$6,435		$6,435
Securities available-for-sale		133,242		133,242
Federal Home Loan Bank stock		3,817		N/A
Loans held for sale		4,044		4,044
Loans, net		302,603		309,456
Accrued interest receivable		1,417		1,417

Financial liabilities
Deposits	$	(335,513)	$	(337,107)
Federal Home Loan Bank advances		(74,688)		(77,187)
Subordinated debentures		(5,155)		(4,643)
FDIC guaranteed unsecured borrowings		(4,965)		(4,965)
Accrued interest payable		(359)		(359)
Derivatives – interest rate swaps		(2,433)		(2,433)
Other borrowings		(4,500)		(4,500)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 6 – FAIR VALUE – continued

December 31, 2010	Carrying Amount	Fair Value
Financial assets
Cash and due from financial institutions	$5,868	$5,868
Securities available-for-sale	119,377	119,377
Federal Home Loan Bank stock	4,038	N/A
Loans held for sale	4,156	4,156
Loans, net	273,103	277,030
Accrued interest receivable	1,451	1,451

Financial liabilities
Deposits	$(317,338)	$(310,419)
Federal Home Loan Bank advances	(61,675)	(64,100)
Subordinated debentures	(5,155)	(4,933)
FDIC guaranteed unsecured borrowings	(4,916)	(5,162)
Accrued interest payable	(407)	(407)
Derivatives – interest rate swaps	(1,828)	(1,828)

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and due from financial institutions, accrued interest receivable and payable, demand deposits, Federal Reserve Bank discount window borrowings, and variable rate loans or deposits that reprice frequently and fully. The methods for determining the fair values for securities, loans held for sale, and interest rate swap derivatives were described previously. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt and other borrowings is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance sheet items is not considered material.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with notional amounts of $30.25 million as of September 30, 2011 and December 31, 2010, were designated as cash flow hedges of subordinated debentures, certain CDARS deposits and FHLB advances, and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or the Company discontinues hedge accounting. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. The Company does not expect any amounts to be reclassed from other comprehensive income (loss) over the next 12 months.

Information related to the interest-rate swaps designated as cash flow hedges as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Subordinated debentures
Notional amount	$5,000	$5,000
Fixed interest rate payable	5.54%	5.54%
Variable interest rate receivable (Three month LIBOR plus 3.10%)	3.46%	3.40%
Unrealized losses	(227)	(176)
Maturity date	March 26, 2014

CDARS deposits
Notional amount	$10,250	$10,250
Fixed interest rate payable	3.19%	3.19%
Variable interest rate receivable (One month LIBOR plus 0.55%)	0.78%	0.81%
Unrealized losses	(620)	(420)
Maturity date	October 9, 2014

FHLB advance
Notional amount	$5,000	$5,000
Fixed interest rate payable	3.54%	3.54%
Variable interest rate receivable (Three month LIBOR plus 0.22%)	0.57%	0.52%
Unrealized losses	(471)	(303)
Maturity date	September 20, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 7 – DERIVATIVES – continued

	September 30, 2011	December 31, 2010
FHLB advance
Notional amount	$10,000	$10,000
Fixed interest rate payable	3.69%	3.69%
Variable interest rate receivable (Three month LIBOR plus 0.25%)	0.50%	0.54%
Unrealized losses	(1,084)	(601)
Maturity date	July 19, 2016

Interest income (expense) recorded on these swap transactions totaled $(254) and $(148) during the three months ended September 30, 2011 and 2010, respectively, and $(750) and $(323) for the nine months ended September 30, 2011 and 2010, respectively, and is reported as a component of interest expense on subordinated debentures, deposits and FHLB advances.

The following table presents the net losses recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three months ended September 30, 2011 and 2010:

	Net amount of gain (loss) recognized in OCI (Effective Portion) 2011	Net amount of gain (loss) reclassified from OCI to interest income 2011	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion) 2011
Interest rate contracts	$(289)	$—	$—

	Net amount of gain (loss) recognized in OCI (Effective Portion) 2010	Net amount of gain (loss) reclassified from OCI to interest income 2010	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion) 2010
Interest rate contracts	$(532)	$—	$—

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 7 – DERIVATIVES – continued

The following table presents the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Income relating to the cash flow derivative instruments for the nine months ended September 30, 2011 and 2010:

	Net amount of gain (loss) recognized in OCI (Effective Portion) 2011	Net amount of gain (loss) reclassified from OCI to interest income 2011	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion) 2011
Interest rate contracts	$(455)	$—	$—

	Net amount of gain (loss) recognized in OCI (Effective Portion) 2010	Net amount of gain (loss) reclassified from OCI to interest income 2010	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion) 2010
Interest rate contracts	$(1,596)	$—	$—

The following table reflects the cash flow hedges included in the Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to
Subordinated debentures	$(5,000)	$(227)	$(5,000)	$(176)
CDARS deposits	(10,250)	(620)	(10,250)	(420)
FHLB advances	(15,000)	(1,555)	(15,000)	(904)

Total included in other liabilities		$(2,402)		$(1,500)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 7 – DERIVATIVES – continued

Interest Rate Swaps Designated as Fair Value Hedges: An interest rate swap with a notional amount of $5.0 million as of September 30, 2011 and December 31, 2010 was designated as a fair value hedge of certain brokered deposits. Information related to the interest rate swap designated as a fair value hedge is as follows:

	September 30, 2011	December 31, 2010
Brokered deposits
Notional amount	$5,000	$5,000
Variable interest rate payable (One month LIBOR less 0.25%)	0.00%	0.01%
Fixed interest rate receivable	1.25%	1.25%
Maturity date	September 15, 2020

Interest income (expense) recorded on this swap transaction totaled $34 and $3 for the three months ended September 30, 2011 and 2010, respectively, and $102 and $3 for the nine months ended September 30, 2011 and 2010, respectively, and is reported as a component of interest expense on deposits. Gains (losses) on the fair market value hedge are recorded in other noninterest income and totaled $(8) and $2 for the three months ended September 30, 2011 and 2010, respectively and $(19) and $2 for the nine months ended September 30, 2011 and 2010, respectively.

The following table reflects the fair value hedge included in the Consolidated Balance Sheet as of September 30, 2011 (unaudited) and December 31, 2010:

	September 30, 2011		December 31, 2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to
Brokered deposits	$(5,000)	$(31)	$(5,000)	$(328)

Total included in other liabilities		$(31)		$(328)

The counterparty to the Company’s derivatives is exposed to credit risk whenever the derivative is in a liability position. As a result, the Company has collateralized the liability with cash and security collateral held in safekeeping by Bank of

New York. At September 30, 2011 and December 31, 2010, the Company had $220 in cash and securities with a fair value of $2,485 and $2,482, respectively, posted as collateral for these derivatives.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 8 – STOCK-BASED COMPENSATION

During the month of September 2011, the Company implemented the 2011 Equity Incentive Plan (the “Plan”) which was approved by shareholders on May 10, 2011. The Plan provides for issuance of stock options or restricted share awards to employees and directors. Total shares authorized for issuance under the Plan is 316,561 which is further discussed below. Total compensation cost that has been charged against income for those plans totaled $10 for the three and nine months ended September 30, 2011.

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees or directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Stock Options

The Plan permits the grant of stock options to its employees or directors for up to 226,115 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods of 5 years and have 10-year contractual terms. Options granted generally vest 20% annually.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of companies within La Porte Bancorp, Inc.’s peer group. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of options granted was determined using the following weighted-average assumptions as of the grant date.

2011
Risk-free interest rate	1.42%
Expected term	7 1/2 Years
Expected stock price volatility	27.34%
Dividend yield	1.60%

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 8 – STOCK-BASED COMPENSATION – continued

A summary of the activity in the stock option plan for 2011 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	—	$—
Granted	213,678	8.50
Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2011	213,678	$8.50	10 years	—

Fully vested and expected to vest	213,678	$8.50	10 years	—

Exercisable at end of year	—	n/a	n/a	n/a

Information related to the stock option plan for 2011 follows:

2011
Weighted average fair value of options granted	$2.16

There were no options exercised during the three and nine months ended September 30, 2011. As of September 30, 2011, there was $459 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 5 years.

Restricted Share Awards

The Plan provides for the issuance of up to 90,446 of restricted shares to directors and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined by obtaining the listed price of the Company’s stock on the grant date. Shares vest 20% annually over five years. Total shares issuable under the plan are 90,446 at September 30, 2011, and 88,638 shares were issued in 2011.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS – continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share data)

NOTE 8 – STOCK-BASED COMPENSATION – continued

A summary of changes in the Company’s nonvested shares for the year follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2011	—	$—
Granted	88,638	8.50
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2011	88,638	$8.50

As of September 30, 2011, there was $747 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 5 years. There were no shares vested during the three or nine months ended September 30, 2011.

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

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

General: Total assets increased $41.2 million, or 9.3%, to $485.5 million at September 30, 2011 compared to $444.3 million at December 31, 2010. This increase is primarily due to an increase in net loans of $29.5 million, as well as, an increase in securities available for sale of $13.9 million. Loan demand remained stagnant with the exception of a significant increase in the mortgage warehouse and the one-to four-family residential lending areas, which spiked due to another refinance waive of activity during the third quarter. We experienced a 5.7% increase in total deposits at September 30, 2011 compared to December 31, 2010, primarily in interest-bearing demand, savings and money market accounts.

Investment Securities: Total securities available for sale increased 11.6%, to $133.2 million, at September 30, 2011 from $119.4 million at December 31, 2010 primarily due to excess liquidity from a slowdown in mortgage warehouse loan activity during the first and second quarters of 2011. During the third quarter of 2011, warehouse loan demand increased substantially and as a result, the company sold a number of securities to fund the demand. As of September 30, 2011, management reviewed the securities portfolio for possible other-than-temporary impairment and determined there were no impairment charges to be recorded. At September 30, 2011, the total available for sale securities portfolio reflected a net unrealized gain of $4.7 million compared to a net unrealized gain of $667,000 at December 31, 2010.

Loans Held for Sale: There was no material change in loans held for sale at September 30, 2011 compared to December 31, 2010.

Net Loans: Net loans increased $29.5 million, or 10.8%, to $302.6 million at September 30, 2011 compared to $273.1 million at December 31, 2010. This increase is primarily due to an increase in mortgage warehouse and five or more family residential loans during the same time period. All other loan balances decreased or remained relatively unchanged over the same time period, primarily due to the continued national and local economic concerns and its impact on loan demand.

There was no material change in either commercial real estate or commercial business loans at September 30, 2011 when compared to December 31, 2010.

Five or more family residential loans increased $5.1 million, or 43.7%, to $16.6 million at September 30, 2011 compared to $11.6 million at December 31, 2010, primarily attributable to an increase in commercial multi-family housing.

Mortgage warehouse loans increased $38.9 million, or 55.8%, to $108.5 million at September 30, 2011 compared to $69.6 million at December 31, 2010, primarily attributable to another decrease in mortgage interest rates during the third quarter of 2011 which resulted in a spike in refinance activity. Mortgage warehouse loan activity is subject to both seasonal and rate fluctuations throughout the year, but remains a key component of our profitability.

One-to four-family residential loans decreased $8.2 million, or 14.4%, to $48.9 million at September 30, 2011 compared to $57.1 million at December 31, 2010, due to the Bank’s continued sale of the majority of its fixed rate one-to four-family residential loans originated, and normal repayment and refinance activity.

Consumer and home equity loan demand continues to remain sluggish, consistent with the economic conditions and overall consumer spending. Home equity loans and lines of credit decreased $881,000, or 6.2%, at September 30, 2011 compared to December 31, 2010; some of which was the result of consumers refinancing and consolidating both their first and second mortgages at lower rates. Automobile and other consumer loans decreased $1.7 million, or 18.7%, during the same time period, primarily due to the competitive interest rates offered through automobile dealers as well as lack of demand.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Nonperforming Assets: The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One-to four-family	$1,428	$1,224
Five or more family	—	—
Commercial (1)	2,016	2,819
Construction	—	—
Land	2,941	2,468

Total real estate	$6,385	$6,511
Consumer and other loans:
Home equity	—	377
Commercial	29	—
Automobile and other	8	4

Total consumer and other loans	37	381

Total nonaccrual loans	$6,422	$6,892

Troubled debt restructurings Commercial real estate	$347	$—

Total troubled debt restructured	$347	$—
Loans greater than 90 days delinquent and still accruing:
Real estate:
One- to four- family	$—	$—
Five or more family	—	—
Commercial	—	—
Construction	—	—
Land	—	—

Total real estate	$—	$—

Consumer and other loans:
Home equity	—	—
Commercial	—	—
Automobile and other	—	—

Total consumer and other loans	$—	$—

Total nonperforming loans	$6,769	$6,892

Foreclosed assets:
One- to four- family	$399	$596
Five or more family	—	—
Commerical	365	530
Construction	—	—
Land	390	390
Consumer	—	—
Business assets	—	—

Total foreclosed assets	$1,154	$1,516

Total nonperforming assets	$7,923	$8,408

Ratios:
Nonperforming loans to total loans	2.21%	2.49%
Nonperforming assets to total assets	1.63%	1.89%

(1)	$155 of the nonaccrual commercial real estate loans at September 30, 2011 and December 31, 2010, were loans acquired with credit deterioration in the acquisition of City Savings Bank.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The allowance for loan losses balance decreased $236,000, to $3.7 million at September 30, 2011 compared to $3.9 million at December 31, 2010, primarily due to net charge-offs of $870,000. Net charge-offs of $681,000 had been specifically reserved for in prior periods. The allowance for loan losses to total loans ratio was 1.21% at September 30, 2011 compared to 1.42% at December 31, 2010. The decrease in this ratio is primarily due to the significant increase in our outstanding mortgage warehouse loan balance at September 30, 2011 and the fact that this area of the loan portfolio has yet to experience a loss, resulting in a lower level of required allowance for loan losses. The allowance for loan losses to nonperforming loans ratio was 54.8% at September 30, 2011 compared to 57.2% at December 31, 2010.

Total nonperforming loans were $6.8 million at September 30, 2011 down from $6.9 million at December 31, 2010. Total nonperforming loans to total loans ratios was 2.21% at September 30, 2011 compared to 2.49% at December 31, 2010 primarily because total loans increased over the same time period. As of September 30, 2011, nonaccrual loans to real estate and land developers totaled $4.9 million, to entertainment and recreation business totaled $460,000, to accommodation and food services totaled $155,000, and to all other commercial industry types totaled $28,000. One-to four-family residential loans on nonaccrual totaled $1.2 million as of September 30, 2011. All other consumer loans on non-accrual totaled $8,000.

Total nonperforming assets to total assets ratio decreased to 1.63% at September 30, 2011 compared to 1.89% at December 31, 2010, primarily due to a $362,000 decrease in other real estate owned. Twelve properties were sold during 2011 with a recorded book value of $1.0 million, and seven new properties transferred into other real estate owned during the same time period with a market value of $712,000. The current balance in other real estate owned includes the current market value of a property the company acquired in its acquisition of City Savings Bank in 2007, which was held for future branch development. The current market value of this property was $390,000 at September 30, 2011. The Company anticipates listing this property for sale in the future but does not anticipate that to occur in the near future.

Goodwill and Other Intangible Assets: The Company’s goodwill totaled $8.4 million at September 30, 2011 and at December 31, 2010. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The annual impairment review of the $8.4 million of goodwill previously recorded was performed in the fourth quarter of 2010. The fair value of goodwill was estimated using a number of measurement methods. These included the application of various metrics from bank sale transactions for institutions comparable to La Porte Bancorp, Inc. including the application of market-derived multiples of tangible book value and earnings, as well as estimations of the present value of future cash flows. Based on this evaluation completed in January 2011, management determined that the fair value of the reporting unit, which is defined as the Company as a whole, exceeded the carrying value of the goodwill, based on the opinion of an independent third party specialist that a control premium would be paid by a potential acquirer, such that the sale price per common share of the Company would exceed its book value per common share. Accordingly, no goodwill impairment was recognized in 2010.

The Company’s stock price has increased from the previous analysis and earnings have continued to increase, therefore, management determined that an updated analysis from an independent third party as of the end of the third quarter was not necessary. A full independent review will be done to test the goodwill for impairment annually unless circumstances indicate an updated review is necessary. As the Company’s market price per common share is currently trading close to its tangible book value per common share, it is reasonably possible that management may conclude that goodwill, totaling $8.4 million at September 30, 2011, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Deposits: Total deposits increased $18.2 million, or 5.7%, to $335.5 million at September 30, 2011 compared to $317.3 million at December 31, 2010, primarily due to an increase in interest-bearing demand, savings and money market accounts. The continued decline in interest-rates offered on longer term certificates of deposit and the overall increase in consumer savings has contributed to the increase in liquid interest-bearing accounts. Interest-bearing demand deposits increased $9.5 million, or 24.6%, during the first nine months of 2011 and savings and money market accounts increased $11.6 million, or 12.2%. A large portion of this increase was attributable to an increase in public fund demand and money market account deposits in Porter County, which was used in funding the mortgage warehouse loans. Noninterest-bearing demand deposits increased $2.1 million, or 6.1% over the same time period.

Certificate of deposit and IRA balances decreased $5.1 million, or 3.4%, at September 30, 2011 compared to December 31, 2010, primarily due to the interest rate environment. Although management believes the interest rates offered on certificates of deposit have remained competitive, we have positioned them at or below the average rates offered in the market due to the lack of loan demand, as well as the pricing on alternative sources of funding.

Borrowed Funds: Federal Home Loan Bank of Indianapolis (“FHLBI”) borrowings increased $13.0 million, or 21.1%, to $74.7 million at September 30, 2011 compared to $61.7 million at December 31, 2010, attributable to the liquidity needs of mortgage warehouse lending division. The Company utilizes the FHLBI for the majority of its short-term variable liquidity needs for the temporary increases in the mortgage warehouse lending division. The Company also has an unsecured line of credit available at First Tennessee Bank that we utilize for temporary liquidity needs. At September 30, 2011 we had $4.5 million outstanding on this line. This line was not being utilized at December 31, 2010.

Total Shareholders’ Equity: Total shareholders’ equity increased $4.4 million, or 8.9%, to $54.5 million at September 30, 2011 compared to $50.0 million at December 31, 2010, due to an increase in retained earnings of $2.4 million and an increase of $2.1 million in other comprehensive income (loss) on securities available for sale and interest rate swap derivatives. The increase is primarily due to an increase in the fair value on the Company’s available for sale investment portfolio.

Comparison of Operating Results For Three Month Periods Ended September 30, 2011 and September 30, 2010

Net Income: Net income increased $345,000, or 43.1%, to $1.1 million for the three months ended September 30, 2011 compared to $801,000 for the three months ended September 30, 2010. Return on average assets for the third quarter 2011 was 1.00%, compared to 0.74% for the prior year period, and return on average equity increased to 8.58% from 6.35% over the same time period. This increase is primarily attributable to a decrease in the provision for loan losses and an increase in net gain on the sale of securities partially offset by a decrease in net interest income.

Net Interest Income: Net interest margin decreased 36 basis points in the third quarter of 2011 compared to the prior year period, resulting in a decrease of $104,000, or 2.9%, in net interest income. This decrease is primarily due to a decrease in the annualized average yield on the mortgage warehouse loan portfolio of 247 basis points over the same time period, due to the continued decline in interest rates overall, as well as the competitive environment for this line of business. Although the average cost of interest-bearing liabilities decreased 56 basis points during the current quarter compared to the prior year period, the annualized average yield on interest-earning assets decreased 85 basis points over the same period.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the three months ended September 30, 2011 and September 30, 2010. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended September 30,
	2011			2010
			(Dollars in thousands)
	Average			Average
	Outstanding		Annualized	Outstanding		Annualized
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Loans	$266,440	$3,898	5.85%	$275,186	$4,512	6.56%
Taxable securities	109,711	644	2.35%	73,265	558	3.05%
Tax exempt securities	36,121	353	3.91%	31,486	306	3.89%
Federal Home Loan Bank of Indianapolis stock	3,817	25	2.62%	4,206	16	1.52%
Federal funds sold and otherinterest-bearing deposits	3,314	2	0.24%	5,634	4	0.28%

Total interest earning assets	419,403	4,922	4.69%	389,777	5,396	5.54%
Non-interest earning assets	40,719			41,415

Total assets	$460,122			$431,192

Savings deposits	$48,812	10	0.08%	$45,100	13	0.12%
Money market and NOW accounts	103,799	131	0.50%	79,692	179	0.90%
CDs and IRAs	144,199	815	2.26%	149,888	993	2.65%

Total interest-bearing deposits	296,810	956	1.29%	274,680	1,185	1.73%
FHLB advances	56,118	359	2.56%	53,824	504	3.75%
Subordinated debentures	5,155	71	5.51%	5,155	71	5.51%
FDIC guaranteed unsecured borrowing	4,954	50	4.04%	4,890	50	4.09%
Other borrowings	1,576	4	1.02%	11	—	0.00%

Total interest-bearing liabilities	364,613	1,440	1.58%	338,560	1,810	2.14%

Non-interest bearing deposits	36,462			36,380
Other liabilities	5,630			5,800

Total liabilities	406,705			380,740
Shareholders’ equity	53,417			50,452

Total liabilities & shareholders’ equity	$460,122			$431,192

Net interest income		$3,482			$3,586

Net interest rate spread			3.11%			3.40%
Net interest margin			3.32%			3.68%

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Interest and Dividend Income: Interest and dividend income decreased $474,000, or 8.8%, for the three month period ending September 30, 2011 compared to the same prior year period. Interest income on loans decreased $614,000 over the same time period, primarily due to the decrease in interest income and fees on mortgage warehouse loans and interest income on one-to four-family residential loans. Although the average outstanding balance of mortgage warehouse loans during the third quarter of 2011 increased $5.2 million, the annualized average yield decreased 247 basis points. This resulted in a $324,000 decrease in interest income and fees on warehouse loans compared to the prior year.

Interest and fee income on one-to four-family residential loans decreased $187,000 for the three month period ending September 30, 2011 compared to the prior year period, primarily attributable to a decrease in the average outstanding balance of $12.7 million. The Bank continues to sell the majority of its fixed rate one-to four-family residential loans originated, and as a result, the increase in refinance activity during the third quarter contributed to the decrease in both the outstanding balance and interest income. The annualized average yield on one- to four-family residential loans remained relatively unchanged during the same period.

Interest income on five or more family residential real estate loans increased $106,000 in the current period compared to the same prior year period, primarily attributable to an increase in the average outstanding balance of $6.7 million. The annualized average yield on five or more loans increased 31 basis points during the same time period, also contributing to the increase in interest income.

Interest and fee income on commercial real estate and business loans remained relatively unchanged during the current time period compared to the prior year period. The average annualized yield on the total loan portfolio decreased 71 basis points, to 5.85%, for the three month period ending September 30, 2011 compared to 6.56% for the same prior year period.

Interest income from taxable securities increased $86,000, or 15.4%, for the three month period ending September 30, 2011 compared to the prior year period, primarily due to an increase in the average outstanding balance of $36.4 million. Partially offsetting this increase was a decrease in the annualized average yield of 70 basis points, attributable to the continued decrease in interest rates on agency and mortgage backed securities. Interest income from tax exempt securities increased $47,000, or 15.4%, due to an increase in the average outstanding balance of $4.6 million.

Dividend income from Federal Home Loan Bank of Indianapolis stock increased $9,000, or 56.3% in the current period compared to the same prior year period, attributable to an increase in the dividend yield of 110 basis points.

Interest Expense: Interest expense decreased $370,000, or 20.4%, for the three months ended September 30, 2011 compared to the same prior year period. The decrease is primarily due to a decrease in the annualized average cost of interest-bearing liabilities of 56 basis points to 1.58% for the current period compared to 2.14% for the same prior year period.

Interest expense on deposits decreased $229,000, or 19.3%, during the current quarter, while average balances increased $22.1 million. Interest rates paid on new and maturing deposits continued to decline resulting in a decrease of 44 basis points on the average cost of interest-bearing deposits.

Interest expense on FHLBI advances decreased $145,000, or 28.8%, for the three months ended September 30, 2011 compared to the same prior year period, primarily due to a 119 basis point decrease in the annualized average cost of advances.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. Due to continued concerns regarding the national and local economies, as well as the increase in the mortgage warehouse portfolio, management recognized a provision for loan losses of $403,000 for the third quarter of 2011 compared to $628,000 for the same prior year period. Net charge-offs for the 2011 and 2010 periods were $70,000 and $536,000, respectively. Specific reserves of $15,000 were previously recorded for the current period net charge-offs.

The decrease in the provision is primarily attributable to the decrease in net charge-offs in the 2011 period and one commercial loan relationship that continued to deteriorate during the third quarter of 2010, which required an increased specific reserve in the 2010 period. One of the factors management considers when evaluating the allowance for loan losses is the historical loan loss experience. Given the overall economic concerns, we rely on more recent loan loss experience ranging from twelve to eighteen months to establish the minimum reserve ratios for the general loan pools.

During the third quarter of 2011 there were six loans, totaling $624,000, which moved into nonperforming status of which $60,000 specific reserves were recorded.

Noninterest Income: Noninterest income increased $382,000, or 51.0%, to $1.1 million for the quarter ended September 30, 2011 compared to $749,000 for the same prior year period, primarily due to increase in net gain on sales of securities of $477,000 before taxes. Early in the third quarter, based on the Federal Reserve Bank’s decision to maintain the current level of interest rates through 2012, management made the decision to sell a number of securities and add these gains to capital permanently without a negative impact to long term earnings, while at the same time extending the duration. The proceeds from the sale of these securities were also utilized in funding the increase in the mortgage warehouse loan division. As of September 30, 2011, the securities portfolio reflected a net unrealized gain of $4.7 million.

Service charges on deposit accounts decreased $37,000, or 20.8% for the three months ended September 30, 2011 compared to the prior year period, due to a decrease of $40,000 in NSF/Overdraft fee income over the same time period. The decrease is attributable to the new regulations impacting the Bank’s ability to charge for certain types of overdraft activity, which were implemented during the third quarter of 2010.

Gain on mortgage banking activities remained relatively unchanged from the prior year period, as did all other noninterest income sources.

Noninterest Expense: Total noninterest expense remained relatively unchanged for the current quarter compared to the prior year period, decreasing less than 1%. Salaries and wages decreased $22,000 or 1.4%, primarily attributable to a decrease in commission expense. Bank examination expense increased $38,000, or 35.5%, primarily due to the timing of audits performed. FDIC expense decreased $20,000, or 16.4%, attributable to the change in the structure of the assessment and its impact.

Income Taxes: Income tax expense increased $166,000, or 79.8%, for the three months ended September 30, 2011 compared to the same prior year period, primarily due to an increase in income before taxes of $511,000, as well as an increase in the effective tax rate. The effective tax rates for the 2011 and 2010 time periods were 24.6% and 20.6%, respectively. The effective tax rates fluctuate based on the ratio of total income before tax attributable to tax exempt securities and life insurance income, in addition to the amount of loan charge-offs in the quarter.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Comparison of Operating Results For Nine Month Periods Ended September 30, 2011 and September 30, 2010

Net Income: Net income increased $372,000, or 18.2%, to $2.4 million for the nine months ended September 30, 2011 compared to $2.0 million for the same prior year period. The return on average assets increased to 0.73% compared to 0.65%, and return on average equity increased to 6.18% from 5.41% over the same time periods. The increase in net income is primarily attributable to a decrease in provision for loan losses of $1.7 million, partially offset by a decrease in noninterest income of $811,000.

Net Interest Income: Net interest income decreased $171,000, or 1.7%, for the first nine months of 2011 compared to the same prior year period, primarily due to a decrease in the net interest margin of 30 basis points to 3.26% from 3.56%, over the same time period. This decrease is primarily due to a decrease in the annualized average yield on the mortgage warehouse loan portfolio of 155 basis points, due to the continued decline in interest rates overall, as well as the competitive environment for this line of business. Although the average cost of interest-bearing liabilities decreased 51 basis points during the first nine months of 2011 compared to the prior year period, the annualized average yield on interest-earning assets decreased 74 basis points for the same periods. The current interest rate environment, if unchanged, will continue to put pressure on net interest margin.

Interest and Dividend Income: Interest and dividend income decreased $1.1 million, or 7.2%, for the nine months ended September 30, 2011 compared to the same prior year period, primarily due to a decrease in interest and fee income on loans of $1.3 million, or 10.4%. The annualized average yield on loans decreased 42 basis points and the average outstanding loan balances decreased $10.7 million, for the same time periods.

The mortgage warehouse loan activity fluctuated throughout the first nine months of 2011, however average yield on the portfolio decreased significantly resulting in a decrease in interest and fee income of $593,000 compared to the same prior year period. The average annualized yield on the mortgage warehouse portfolio decreased to 6.89% from 8.44%, attributable to the increased competition for the mortgage warehouse lines. The yield on this portfolio continues to be above our other lending product lines and provides a key source of business to the Company.

Interest and fee income on one-to four-family residential loans decreased $622,000 for the nine month period ending September 30, 2011 compared to the prior year period, primarily attributable to a decrease in the average outstanding balance of $13.1 million. The Bank continues to sell the majority of its fixed rate one-to four-family residential loans originated, and as a result, the increase in refinance activity during 2011 contributed to the decrease in both the outstanding balance and interest income. The annualized average yield on one- to four-family residential loans decreased 11 basis points during the same period.

Interest income on five or more family real estate loans increased $270,000, or 84.8%, in the first nine months of 2011 compared to the same prior year period, primarily attributable to an increase in the average outstanding balance of $6.1 million. Interest and fee income on commercial real estate and business loans remained relatively unchanged during the same time period.

Interest income from taxable securities remained relatively unchanged for the nine months ended September 30, 2011 compared to the prior year period; however interest income on tax exempt securities increased $244,000, or 29.3%. The increase in tax exempt interest income is due to an increase in the average outstanding balance of $8.3 million, while the annualized average yield remained relatively unchanged.

Dividend income from Federal Home Loan Bank of Indianapolis stock increased $18,000, or 31.0%, during the first nine months of 2011 compared to the same prior year period, attributable to an increase in the dividend yield of 73 basis points.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the nine months ended September 30, 2011 and September 30, 2010. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Nine Months Ended September 30,
	2011			2010
			(Dollars in thousands)
	Average			Average
	Outstanding		Annualized	Outstanding		Annualized
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Loans	$249,931	$11,301	6.03%	$260,622	$12,612	6.45%
Taxable securities	100,939	1,931	2.55%	77,295	2,010	3.47%
Tax exempt securities	36,311	1,078	3.96%	28,011	834	3.97%
Federal Home Loan Bank of Indianapolis stock	3,946	76	2.57%	4,206	58	1.84%
Federal funds sold and otherinterest-bearing deposits	10,540	20	0.25%	4,760	7	0.20%

Total interest earning assets	401,667	14,406	4.78%	374,894	15,521	5.52%
Non-interest earning assets	41,552			41,373

Total assets	$443,219			$416,267

Savings deposits	$48,351	35	0.10%	$45,100	38	0.11%
Money market and NOW accounts	97,074	448	0.62%	69,243	465	0.90%
CDs and IRAs	144,579	2,582	2.38%	146,883	3,003	2.73%

Total interest-bearing deposits	290,004	3,065	1.41%	261,226	3,506	1.79%
FHLB advances	48,845	1,142	3.12%	53,081	1,639	4.12%
Subordinated debentures	5,155	210	5.43%	5,155	210	5.43%
FDIC guaranteed unsecured borrowing	4,939	151	4.08%	4,875	151	4.13%
Other borrowings	538	4	0.99%	1,950	10	0.68%

Total interest-bearing liabilities	349,481	4,572	1.74%	326,287	5,516	2.25%

Non-interest bearing deposits	36,420			35,351
Other liabilities	5,297			4,514

Total liabilities	391,198			366,152
Shareholders’ equity	52,021			50,115

Total liabilities & shareholders’ equity	$443,219			$416,267

Net interest income		$9,834			$10,005

Net interest rate spread			3.04%			3.27%
Net interest margin			3.26%			3.56%

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Interest Expense: Interest expense decreased $944,000, or 17.1%, for the nine months ended September 30, 2011 compared to the same prior year period. The decrease is primarily due to a decrease in the annualized average cost of interest-bearing liabilities of 51 basis points to 1.74% compared to 2.25% over the same time periods.

Interest expense on deposits decreased $441,000, or 12.6%, while average interest-bearing deposit balances increased $28.8 million. Interest rates paid on new and maturing deposits continued to decline resulting in a decrease of 38 basis points on the average cost of interest-bearing deposits.

Interest expense on FHLBI advances decreased $497,000, or 30.3%, for the nine months ended September 30, 2011 compared to the same prior year period. The decrease is primarily due to a 100 basis point decrease in the annualized average cost of advances as well as a $4.2 million decrease in the average outstanding balance of FHLBI advances.

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $634,000 for the first nine months of 2011 compared to $2.3 million for the same prior year period. Net charge-offs for the 2011 and 2010 periods were $870,000 and $626,000, respectively. Specific reserves of $681,000 were previously recorded for the current period net charge-offs.

The decrease in the provision was due to the large specific reserve recorded in the prior year period, primarily attributable to two commercial loan relationships, which have since been charged off. One of the factors management considers when evaluating the allowance for loan losses is the historical loan loss experience. Given the overall economic concerns, we rely on more recent loan loss experience ranging from twelve to eighteen months to establish the minimum reserve ratios for the general loan pools.

Noninterest Income: Noninterest income decreased $811,000, or 28.9%, to $2.0 million for the nine months ended September 30, 2011 compared to $2.8 million for the same prior year period, primarily due to a decrease in net gains on securities of $338,000. Service charges on deposit accounts decreased $148,000, or 26.7% compared to the prior year period, due to a decrease of $155,000 in NSF/Overdraft fee income over the same time period. The decrease is attributable to the new regulations impacting the Bank’s ability to charge for certain types of overdraft activity, which were implemented during the third quarter of 2010. There also was an increase in losses on other assets of $185,000, due to the write-down of several other real estate properties during 2011 with deterioration in fair values.

Noninterest Expense: Noninterest expense increased $215,000, or 2.7%, during the first nine months of 2011 compared to the prior year period, primarily due to an increase in salaries and wages of $126,000, or 2.9%. This increase was due to an increase in group insurance and other employee benefits, as well as, standard wage increases. Bank examination expenses increased $42,000, or 11.8%, primarily due to an increase in mortgage warehouse audits during 2011. Other expenses increased $94,000, or 11.3%, primarily due to an increase in attorney fees of $44,000 attributable to the drafting and implementation of the Bank’s equity incentive plan that was approved at the annual shareholder meeting in 2011. Partially offsetting the increase in noninterest expense was a decrease of $35,000, or 17.2%, in amortization of intangibles, since the core deposit intangible asset is amortized into expense on an accelerated basis.

Income Taxes: Income tax expense increased $89,000, or 18.8%, for the nine months ended September 30, 2011 compared to the same prior year period, primarily due to an increase in income before income taxes of $461,000. The effective tax rates for the 2011 and 2010 time periods were 18.9% and 18.8%, respectively. The effective tax rates fluctuate based on the ratio of total income before tax attributable to tax exempt securities and life insurance income, in addition to the amount of loan charge-offs in the respective time period.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

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

The Company’s liquid assets, defined as cash and due from financial institutions and the market value of unpledged securities available-for-sale, totaled $103.6 million at September 30, 2011 and constituted 21.33% of total assets at that date, compared to $89.1 million, or 20.04%, of total assets at December 31, 2010.

The Company also maintains lines of credit with the Federal Home Loan Bank. The total of these lines of credit were $79.8 million at September 30, 2011, of which $74.7 million in Federal Home Loan Bank advances were outstanding. The Company has additional securities and certain approved real estate loans available to pledge as collateral in order to increase our lines of credit with the Federal Home Loan Bank. At September 30, 2011, we had $97.1 million in unpledged securities available for sale. The Company actively utilizes its borrowing capacity with the Federal Home Loan Bank to manage liquidity and to provide a funding alternative to time deposits, if the Federal Home Loan Bank’s rates and terms are more favorable. The advances from the Federal Home Loan Bank can have maturities from overnight to multiple years. At September 30, 2011, $49.1 million of these advances were due within one year, and $25.6 million had maturities greater than a year.

The Company may also utilize the Federal Reserve discount window as a source of short-term funding. At September 30, 2011, the Company’s overnight borrowings with the Federal Reserve Bank discount window totaled $0. The Company’s borrowing capacity at the Federal Reserve Bank discount window is based on the collateral value of pledged securities. During the second quarter of 2010, the Federal Reserve announced the discount window would return to its original intent of being a “lender of last resort”. The collateral value of securities pledged to the Federal Reserve discount window at September 30, 2011 totaled $11.6 million. At September 30, 2011, we had $97.1 million in unpledged securities available for sale.

During the third quarter of 2010, the Company was extended an accommodation from First Tennessee Bank National Association to borrow federal funds up to the amount of $15.0 million. In September 2011, First Tennessee Bank National Association increased this accommodation to $20.0 million. This federal funds accommodation is not and shall not be a confirmed line or loan, and First Tennessee Bank National Association may cancel such accommodation at any time, in whole or in part, without cause or notice, in its sole discretion. At September 30, 2011, the Company’s borrowings from First Tennessee Bank National Association totaled $4.5 million.

Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios and minimum ratio requirements. Under these regulations, banks are required to maintain a total risk-based capital ratio of 8.0% of risk-weighted assets and a Tier 1 risk-based capital ratio (primarily total shareholders’ equity less intangible assets) of at least 4.0% of risk-weighted assets. The Bank had total and Tier 1 risk-based capital ratios of 14.9% and 13.8%, respectively, at September 30, 2011, and was “well-capitalized” under the regulatory guidelines.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

In addition, regulators have adopted a minimum leverage ratio standard for Tier 1 capital to average assets. The minimum ratio for top-rated institutions may be as low as 3%. However, regulatory agencies have stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3% minimum. As of September 30, 2011, the Bank’s leverage ratio was 10.2%. Capital levels for the Bank remain above the established regulatory capital requirements.

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

At September 30, 2011, given a +3.00% or –1.00% shock in interest rates, our model results in the Bank’s net interest income for the next twelve months changing by $(346), or (2.01)%, and $(24), or (0.14)%, respectively.

The Company measures its economic value of equity at risk on a quarterly basis. Economic value of equity at risk measures the Company’s exposure to changes in its economic value of equity due to changes in a forecast interest rate environment. At September 30, 2011, given a +3.00% or -1.00% shock in interest rates, our model results in the Bank’s economic value of equity at risk for the next twelve months changing by (9.37)%, and (7.49)%, respectively.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2011, there are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

As of September 30, 2011, there were no material changes to the “Risk Factors” disclosed in the Company’s Annual Report for the year ended December 31, 2010 on Form 10-K filed on March 23, 2011. However, the risks described in our 2010 Annual Report on Form 10-K are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities: Not applicable

(b)	Use of Proceeds: Not applicable

(c)	Repurchase of Our Equity Securities

The following table presents a summary of the Company’s share repurchases during the quarter ended September 30, 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 – July 31	6,383	$9.55	6,383	7,747
Aug 1 – Aug 31	7,747	9.42	7,747	—
Sep 1 – Sep 30	—	—	—	—

Total	14,130	$—	14,130	—

(1)	On November 13, 2009, the Company commenced a stock repurchase program pursuant to which the Company intends to repurchase, in the open market and in privately negotiated transactions, up to 3 percent (approximately 63,400 shares) of the Company’s outstanding public shares. The timing of the repurchases were dependent on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. Repurchased shares are held as treasury stock and will be available for general corporate purposes. On August 16, 2011, the Company completed the repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.01	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) the notes to the Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaPorte Bancorp, Inc.

November 10, 2011	/s/ Lee A. Brady
Date	Lee A. Brady,
Chief Executive Officer

November 10, 2011	/s/ Michele M. Thompson
Date	Michele M. Thompson,
President and Chief Financial Officer