Form 10-K
period 2011-12-31
LaPorte Bancorp, Inc.
filed 2012-03-27
CIK 1400848

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 23, 2012, there were issued and outstanding 4,660,871 shares of the Registrant’s Common Stock.

As of June 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $42,836,630.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders of the Registrant for the Fiscal Year Ended December 31, 2011 (Part II)

Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 15, 2012 (Part III).

PART I

Item 1.	Business

Forward Looking Statements

This Annual Report (including information incorporated by reference) contains, and future oral and written statements of LaPorte Bancorp, Inc. (“LaPorte Bancorp” or the “Company”) and its management may contain, forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of LaPorte Bancorp. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of LaPorte Bancorp’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and LaPorte Bancorp undertakes no obligation to update any statement in light of new information or future events. By identifying these forward-looking statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to: (1) changes in consumer spending, borrowing and savings habits; (2) the financial health of certain entities, including government sponsored enterprises, the securities of which are owned or acquired by the Company; (3) adverse changes in the securities market; and (4) the costs, effects and outcomes of existing or future litigation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by law, we disclaim any intention or obligation to update or revise any forward-looking statements after the date of this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise.

LaPorte Savings Bank, MHC

LaPorte Savings Bank, MHC is our federally-chartered mutual holding company parent. As a mutual holding company, LaPorte Savings Bank, MHC is a non-stock company. As of December 31, 2011, LaPorte Savings Bank, MHC owned 54.11% of LaPorte Bancorp’s common stock. As long as LaPorte Savings Bank, MHC exists, it is required to own a majority of the voting stock of LaPorte Bancorp and, through its board of directors, will be able to exercise voting control over most matters put to a vote of shareholders. LaPorte Savings Bank, MHC does not engage in any business activity other than owning a majority of the common stock of LaPorte Bancorp.

LaPorte Bancorp, Inc.

LaPorte Bancorp, Inc. is the federally-chartered mid-tier stock holding company formed by The LaPorte Savings Bank to be its holding company as part of its mutual holding company reorganization and initial public offering. LaPorte Bancorp owns all of The LaPorte Savings Bank’s capital stock. LaPorte Bancorp’s primary business activities, apart from owning the shares of The LaPorte Savings Bank, currently consists of loaning funds to the LaPorte Savings Bank’s ESOP and investing in checking and money market accounts at The LaPorte Savings Bank. For parent only financial statements, see Note 20 of the Notes to Consolidated Financial Statements.

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

The LaPorte Savings Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in residential loans, commercial real estate loans, mortgage warehouse loans, construction loans, home equity loans and lines of credit, commercial loans, automobile and other consumer loans as well as agency securities, mortgage-backed securities, collateralized mortgage obligation securities and municipal bond securities. In addition, we offer trust services through a referral agreement with a third party.

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

As of March 23, 2012, LaPorte Savings Bank, MHC held 2,522,013 shares, or 54.11%, of LaPorte Bancorp’s outstanding common stock.

Market Area

Our primary market for both loans and deposits is currently concentrated around the areas where our full-service banking offices are located in LaPorte and Porter Counties, Indiana. The City Savings Bank Merger increased our market presence in LaPorte and Porter Counties, particularly in Michigan City, Rolling Prairie and Chesterton, Indiana.

We further increased our market presence in LaPorte County with the opening of our Westville, Indiana full-service banking office in July 2008. As of December 31, 2011, the Westville office had total deposits of $8.6 million.

Because of its location at the southern tip of Lake Michigan, LaPorte County is a major access point to the Chicago market for both rail and highway. LaPorte County is the second largest county geographically in Indiana. The southern part of the county is rural and agricultural in nature. The northern part of the county is where LaPorte and Michigan City are located and the majority of the population is centered. The economy of LaPorte and Michigan City were once built around large manufacturing, however both have made the transition to light industry and service industry. Michigan City because of its location on Lake Michigan has seen a growth in tourism. As of June 30, 2011, The LaPorte Savings Bank had a deposit market share of approximately 18.10% in LaPorte County, which represented the third largest share out of ten institutions in LaPorte County.

Both land and labor costs in LaPorte County have remained below the surrounding market areas, while the population has remained stable and historically property values have not experienced large increases. We continue to experience moderately declining property values with pockets of stability in certain areas of LaPorte County in 2010 and 2011.

Porter County to the west has seen much higher growth because of its proximity to the Chicago market. As a result of the acquisition of City Savings Financial we acquired a branch in Chesterton in Porter County. As of June 30, 2011, the LaPorte Savings Bank had a deposit market share of approximately 1.41% in Porter County. We continue to experience moderately declining property values with pockets of stability in certain areas of Porter County in 2010 and 2011.

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

In the future, we intend to continue to originate fixed rate one- to four-family residential loans for sale into the secondary market, and to originate adjustable rate mortgages for our portfolio, subject to market demand. We also intend to maintain and potentially increase our mortgage warehouse lending line of business. Finally, we expect to maintain and potentially increase our commercial real estate and commercial business lending, subject to market demand.

The volume of and risk associated with our loans are affected by general economic conditions, including the continued weakness in real estate values.

Loan Approval Procedures and Authority. Our loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the collateral that will secure the loan. To assess the borrower’s ability to repay, we review each borrower’s employment and credit history and information on the historical and projected cash flows of borrowers. All residential mortgage loans in excess of the individual officer’s loan authority but less than an amount requiring board approval must be approved by the Officer Loan Committee. The Officer Loan Committee consists of the President/Chief Financial Officer, Chief Executive Officer, Executive Vice President – Credit, Senior Vice President – Mortgage Warehousing and Senior Vice President – Commercial Lending. Committee approval is required for all real estate loans above Freddie Mac eligible guidelines but less than an aggregate of $750,000. Other non Freddie Mac loans require Committee approval if they exceed individual authorities but have an aggregate of less than $750,000. Board approval is required for all real estate loans above Freddie Mac guidelines or for loans for which the customer has an aggregate balance of $750,000 or more.

Our mortgage warehouse loan approval process is intended to minimize potential risk by establishing desirable relationships with experienced and well managed Mortgage Companies (participants). The LaPorte Savings Bank is relying primarily upon the mortgagor to repay the loan or extension of credit, but the Mortgage Participant and their principal owners are guaranteeing the performance of those loans or extension of credits they have originated. All residential mortgage loans in excess of an individual warehouse staff member’s loan authority must be approved by two members of the Officer Loan Committee. The Officer Loan Committee consists of the President/Chief Financial Officer, Chief Executive Officer, Executive Vice President – Credit, Senior Vice President – Mortgage Warehousing and Senior Vice President – Commercial Lending. We have also established limits on outstanding lines to each participant. A maximum limit of $20.0 million has been established for a single participant and a $25.0 million combined limit has been established for participants with common ownership. The Officer Loan Committee has the authority to increase these limits up to 20%.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
One- to four-family	$45,576	15.25%	$57,144	20.64%	$70,126	27.08%	$84,706	38.10%	$93,439	42.05%
Five or more family	17,719	5.93	11,586	4.18	6,743	2.60	5,200	2.34	712	0.32
Commercial	80,430	26.90	79,807	28.82	75,506	29.16	65,078	29.27	59,332	26.70
Construction	3,806	1.27	6,832	2.47	5,420	2.09	7,736	3.48	11,268	5.07
Land	9,634	3.22	10,795	3.90	11,753	4.54	11,016	4.95	4,829	2.17

Total real estate	157,165	52.57	166,164	60.01	169,548	65.48	173,736	78.14	169,580	76.32

Mortgage warehouse	103,864	34.74	69,600	25.13	43,765	16.90	—	—	—	—
Consumer and other loans:
Home equity	12,966	4.34	14,187	5.12	15,704	6.06	15,579	7.01	16,996	7.65
Commercial	18,017	6.03	17,977	6.49	18,122	7.00	19,390	8.72	17,356	7.81
Automobile and other loans (1)	6,942	2.32	8,985	3.24	11,790	4.55	13,622	6.13	18,276	8.22

Total consumer and other loans	37,925	12.69	41,149	14.86	45,616	17.62	48,591	21.86	52,628	23.68

Total loans	$298,954	100.00%	$276,913	100.00%	$258,929	100.00%	$222,327	100.00%	$222,208	100.00%

Net deferred loan costs	177		133		122		111		86
Allowance for loan losses	(3,772)		(3,943)		(2,776)		(2,512)		(1,797)

Total loans, net	$295,359		$273,103		$256,275		$219,926		$220,497

(1)

Includes $2,249, $3,390, $4,780, $6,041 and $9,604 of indirect automobile loans at December 31, 2011, 2010, 2009, 2008 and 2007, respectively. Includes $4,693, $5,595, $7,010, $7,581 and $8,672 of direct automobile and other loans at December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2011. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family		Five or More Family		Commercial Real Estate		Mortgage Warehouse
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2012	$306	6.57%	$1,886	4.34%	$8,325	5.14%	$103,864	4.66%
2013	694	5.73	1,167	6.24	15,820	6.01	—	0.00
2014	2,258	5.91	3,026	5.47	14,848	5.97	—	0.00
2015 to 2016	2,527	5.68	11,390	5.77	17,314	6.18	—	0.00
2017 to 2021	7,157	5.81	86	6.19	13,540	6.05	—	0.00
2022 to 2026	4,743	5.66	—	0.00	5,656	5.94	—	0.00
2027 and beyond	27,891	5.98	164	6.63	4,927	5.96	—	0.00

Total	$45,576	5.90%	$17,719	5.61%	$80,430	5.95%	$103,864	4.66%

	Commercial Non-Real Estate		Construction and Land		Home Equity, Automobile and Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2012	$5,831	4.60%	$6,599	6.07%	$1,612	4.40%	$128,423	4.76%
2013	1,429	5.71	713	6.40	2,543	5.12	22,366	5.90
2014	2,960	6.04	1,051	6.46	3,666	5.57	27,809	5.88
2015 to 2016	6,833	6.18	4,053	5.39	5,151	5.56	47,268	5.92
2017 to 2021	745	4.90	574	5.07	5,360	5.47	27,462	5.82
2022 to 2026	219	7.00	267	4.67	1,503	6.77	12,388	5.93
2027 and beyond	—	0.00	183	6.00	73	5.18	33,238	5.98

Total	$18,017	5.57%	$13,440	5.84%	$19,908	5.48%	$298,954	5.41%

The following table sets forth the contractual maturities of fixed- and adjustable-rate loans at December 31, 2011 that are due after December 31, 2012.

	Due After December 31, 2012
	Fixed	Adjustable	Total
	(In thousands)
Real Estate:
One- to four-family	$33,253	$12,017	$45,270
Five or more family	15,545	288	15,833
Commercial	38,115	33,990	72,105
Construction	—	—	—
Land	3,710	3,131	6,841

Total real estate loans	90,623	49,426	140,049

Mortgage warehouse	—	—	—
Consumer and other loans:
Home equity	2,137	9,711	11,848
Commercial	9,493	2,693	12,186
Automobile and other	6,290	158	6,448

Total consumer and other loans	17,920	12,562	30,482

Total loans	$108,543	$61,988	$170,531

One- to Four-Family Residential Loans. At December 31, 2011, approximately $45.6 million, or 15.25% of our loan portfolio, consisted of one- to four-family residential loans. The majority of the one- to four-family residential mortgage loans we originate are conventional, but we also offer FHA and VA loans. The Bank does not, nor has it ever engaged in subprime lending, defined as mortgage loans to borrowers who do not qualify for market interest rates because of problems with their credit history. Our one- to four-family residential mortgage loans are currently originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, although loans may be made with higher loan-to-value ratios at a higher interest rate to compensate for the increased credit risk. Private mortgage insurance is generally required on loans with a loan-to-value ratio in excess of 80%. Fixed-rate loans are originated for terms of 10 to 40 years. Depending on market conditions, we generally sell a majority of our fixed rate one- to four-family loans as part of our asset/liability management strategy. At December 31, 2011, our largest loan secured by one- to four-family real estate had a principal balance of approximately $914,000 and was secured by a single family residence. This loan was performing in accordance with its original repayment terms at December 31, 2011.

We also offer, to a lesser extent, adjustable rate mortgage loans with fixed terms of one, three, five, seven or ten years before converting to an annual adjustment schedule based on changes in a designated United States Treasury index. We originated $1.7 million of adjustable rate one- to four-family residential loans during the year ended December 31, 2011 and $0 during the year ended December 31, 2010. The adjustable rate mortgage loans that we originate provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 600 basis points, and amortize over terms of up to 30 years.

Adjustable rate mortgage loans help decrease the risk associated with changes in market interest rates by periodically repricing. However, adjustable rate mortgage loans involve other risks because, as interest rates increase, the interest payments on the loan increase, which increases the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2011, $12.0 million, or 26.55%, of our one- to four-family residential loans contractually due after December 31, 2012 had adjustable rates of interest.

We acquired a substantial amount of our adjustable rate one- to four-family residential mortgage loans in connection with our acquisition of City Savings Bank in 2007. At December 31, 2011, $12.9 million of our one- to four-family residential loans were acquired from City Savings Bank, of which $8.7 million were adjustable rate loans. Most of City Savings Bank’s adjustable rate loans were originated with rates that were fixed for an initial term of five years and then adjust on an annual basis thereafter, pegged to the one-year United States Treasury index. These loans also provide for a maximum interest rate adjustment of 200 basis points over a one-year period and a maximum adjustment of 600 basis points over the life of the loan, and are amortized over terms up to 30 years.

At December 31, 2011, $1.5 million of our one- to four-family residential mortgage loans were classified as non-performing. $726,000, or 49.96%, of these nonperforming loans were acquired in connection with the City Savings Bank Merger.

All one- to four-family residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

Regulations guide the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For all loans, we utilize outside independent appraisers and/or appraisal management companies approved by the board. All borrowers are required to obtain title insurance. We also require fire and casualty insurance and, where circumstances warrant, flood insurance.

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

As of December 31, 2011, the Bank had repurchase agreements with nine mortgage companies and held $103.9 million of warehoused loans. Since beginning the warehousing business in May 2009, we have recorded interest income of $8.7 million, mortgage warehouse loans fees of $1.6 million and wire transfer fees of $520,000. During the year ended December 31, 2011, we recorded interest income of $3.4 million, mortgage warehouse loan fees of $569,000 and wire transfer fees of $181,000.

Commercial Real Estate Loans. At December 31, 2011, $80.4 million, or 26.90% of our total loan portfolio consisted of commercial real estate loans. Our commercial real estate loans are secured by retail, industrial, warehouse, service, medical and other commercial properties. Because, on average, our commercial real estate loans have a shorter term to repricing and a higher yield than our residential loans, such loans can be a helpful asset/liability management tool.

We originate both fixed- and adjustable-rate commercial real estate loans. Our originated fixed-rate commercial real estate loans generally have initial terms of up to five years, with a balloon payment at the end of the term. Our originated adjustable-rate commercial real estate loans generally have an initial term of three- to five-years and a repricing option. Our originated commercial real estate loans generally amortize over 15 to 20 years. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. At December 31, 2011, our largest commercial real estate loan relationship was $4.6 million, and $3.6 million of this relationship was secured by a hotel and the remaining $960,000 was secured by a medical complex. At December 31, 2011, this loan was performing in accordance with its original repayment terms.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, cash flows and management expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 1.20 times the monthly debt service. Personal guarantees are obtained from commercial real estate borrowers although we will consider waiving this requirement based upon the loan-to-value ratio and the debt coverage ratio of the proposed loan. All purchase-money and mortgage refinance borrowers are required to obtain title insurance. We also require fire and casualty insurance and, where circumstances warrant, flood insurance.

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

Set forth below is information regarding our commercial real estate loans at December 31, 2011.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Real estate development and rental	160	$23,888
Health care and social	13	3,992
Retail trade	37	6,983
Accommodation and food	32	16,924
Other services	41	5,608
Manufacturing	30	6,301
Construction	52	9,968
Other miscellaneous	55	6,766

	420	$80,430

At December 31, 2011, $2.0 million of our commercial real estate loans were classified as non-performing. $539,000, or 26.59%, of these loans were acquired from City Savings Bank.

During recent years, we have increased our emphasis on commercial real estate lending. However, we do not expect to experience a significant increase in the near future due to current economic conditions.

Construction and Land Loans. At December 31, 2011, $13.4 million, or 4.50%, of our total loan portfolio consisted of construction and land loans. A majority of our mortgage construction loans are for the construction of residential properties and carry fixed rates. Most of our current residential construction loan originations are structured for permanent mortgage financing once the construction is completed. At December 31, 2011, our largest residential construction loan balance was $2.1 million, and was secured by the construction of a one- to four-family residence. At December 31, 2011 this loan was performing in accordance with its original terms.

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

We also occasionally make loans to builders and developers “on speculation” to finance the construction of residential property where justified by an independent appraisal. Whether we are willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by a separate underwriting process. At December 31, 2011, we had no construction loans outstanding secured by one- to four-family residential property built on speculation. Given the current state of the economy and overall concerns with the construction development industry, we have significantly reduced our exposure in this type of lending and do not anticipate a change in this strategy in the near future.

We also make commercial land development and residential land loans. The growth in this area has been primarily from loans to real estate developers for the acquisition and development of one- to four-family residential developments. These loans generally have an interest-only phase during construction then convert to permanent financing. The maximum loan-to-value ratio applicable to these loans is generally 80%. At December 31, 2011, our total balance of commercial land development and residential land loans was $9.6 million, and the balance of such loans acquired with City Savings Bank was $3.3 million. At December 31, 2011, our largest commercial real estate development loan relationship was $2.2 million, and was secured by land development. At December 31, 2011, this loan was considered a nonperforming loan.

We also make construction loans for commercial development projects such as multi-family, apartment and small retail and office buildings. These loans generally have an interest-only phase during construction then convert to permanent financing. Disbursements of construction loan funds are at our discretion based on the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At December 31, 2011, we had construction loans with an outstanding aggregate balance of $1.2 million and $1.2 million of undrawn commitments which were secured by multi-family residential or commercial property. At December 31, 2011, our largest commercial construction loan balance was $633,000, and was secured by the construction of a multi-family apartment complex. At December 31, 2011, this loan was performing in accordance with its original terms.

We also occasionally make loans to builders and developers for the development of one- to four-family lots in our market area. We acquired a number of such loans in the City Savings Bank merger. Land loans are generally made in amounts up to a maximum loan-to-value ratio of 75% based upon an independent appraisal. When feasible, we obtain personal guarantees for our land loans.

The table below sets forth, by type of collateral property, the number and amount of our construction and land loans at December 31, 2011, all of which are secured by properties located in our market area. Loans acquired with City Savings Bank represent $1.2 million or 42.14% of the non-performing construction and land loans.

	Net Principal Balance	Non-Performing
	(Dollars in thousands)
One- to four-family construction	$2,631	$—
Multi-family construction	634	—
Commercial construction	541	—
Land	9,634	2,800

Total construction and land loans	$13,440	$2,800

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

Commercial Loans. At December 31, 2011, $18.0 million, or 6.03% of our total loan portfolio consisted of commercial loans. Commercial credit is offered primarily to small business customers, usually for asset acquisition, business expansion or working capital purposes. Current term loan originations generally have a three- to five-year term with a balloon payment. Current term loan originations will not exceed 15 years without approval from the board. The maximum loan-to-value ratio of our current commercial loan originations is generally 80%. The extension of a commercial credit is based on the ability and stability of management, whether cash flows support the proposed debt repayment, earnings projections and the assumptions for such projections and the value and marketability of any underlying collateral. At December 31, 2011, our largest commercial loan balance was $2.5 million, and was secured by a trust security portfolio. At December 31, 2011, this loan was performing in accordance with its original terms.

Set forth below is information regarding The LaPorte Savings Bank’s commercial business (non-real estate) loans at December 31, 2011.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Real estate development and rental	14	4,026
Health care and social	12	582
Retail trade	101	1,825
Accommodation and food	8	3,490
Other services	16	831
Manufacturing	24	2,542
Construction	25	367
Public Administration	12	1,896
Other miscellaneous	49	2,458

	261	$18,017

Commercial loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself which may be highly vulnerable to changes in general economic conditions (including the current economic downturn). Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards. At December 31, 2011, $61,000 of our commercial loans were classified as nonperforming.

Home Equity Loans and Lines of Credit. We originate fixed and variable rate home equity loans and variable rate home equity lines of credit secured by a lien on the borrower’s residence. The home equity products we originate generally are limited to 80% of the property value less any other mortgages. The variable interest rates for home equity loans and lines of credit are determined by the Wall Street Journal prime rate and may not exceed a designated maximum over the life of the loan. Our home equity lines of credit have an interest rate floor and at December 31, 2011 a majority of these loans’ interest rates were at their floor. We currently offer home equity loans with terms of up to 10 years with principal and interest paid monthly from the closing date. Our home equity lines of credit provide for an initial draw period of up to 10 years, and payments include principal and interest calculated based on 2% of the outstanding principal balance. We offer interest-only home equity loans up to a five year term with payments of monthly interest. At the end of the initial term, the line must be paid in full or renewed.

At December 31, 2011, $13.0 million or 4.34% of our total loan portfolio consisted of home equity loans and lines of credit. At December 31, 2011, our largest home equity loan balance was $207,000. At December 31, 2011, this loan was performing in accordance with its original terms.

Home equity lending is subject to the same risks as one-to four-family residential lending except that, since home equity loans tend to carry higher loan to value ratios and more household debt than one-to four-family loans, there is often a somewhat higher degree of credit risk, particularly in a period of economic difficulties such as is currently occurring.

At December 31, 2011, $14,000 of our home equity loans were classified as non-performing.

Consumer and Other Loans. We offer a variety of loans that are either unsecured or secured by assets other than real estate. The secured loans are secured by deposits, recreational vehicles or boats, and automobiles. Our automobile loans are originated directly by the Bank and indirectly through local automobile dealerships. At December 31, 2011, these consumer and other loans totaled $6.9 million, or 2.32% of the total loan portfolio. At December 31, 2011, $2.2 million, or 0.75% of our total loan portfolio consisted of indirect automobile loans, down from $3.4 million of such loans at December 31, 2010.

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

From time to time, we purchase loans from third parties to supplement loan production. In particular, we may purchase loans of a type that are not available, or that are not available with as favorable terms, in our own market area. We generally use the same underwriting standards in evaluating loan purchases as we do in originating loans. During 2011, we purchased one U.S. Department of Agriculture guaranteed loan from a third party. At December 31, 2011, $2.9 million, or less than 1% of our portfolio consisted of purchased loans. At December 31, 2011, all of our purchased loan portfolio was serviced by others.

We often sell some of our originated loans in the secondary market. We generally make decisions regarding the amount of loans we wish to sell based on interest rate and/or credit risk management considerations. For instance, during 2011, we sold a significant portion of our fixed rate residential loan production as the low rate environment made such loans attractive to consumers but unattractive to us as long-term investments. In addition, we occasionally sell participation interests in our large, multi-family and commercial real estate loans in order to diversify our risk. At December 31, 2011, we serviced $60.9 million of loans for others, the majority of which were mortgage loans serviced for Freddie Mac.

The following table shows our loan origination, sale and principal repayment activities during the periods indicated. One commercial real estate loan was purchased during the periods indicated.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Total loans at beginning of period	$276,913	$258,929	$222,327

Loans originated:
Real estate:
One- to four-family	39,244	45,217	58,815
Five or more family	6,919	5,408	5,033
Commercial	13,602	18,778	25,527
Construction	3,127	6,549	3,916
Land	2,246	2,558	4,369
Mortgage warehouse	1,988,579	2,636,203	604,755
Consumer and other loans:
Home equity	3,669	2,194	3,825
Commercial	6,750	4,072	9,074
Automobile and other	1,554	2,410	3,911

Total loans originated	2,065,690	2,723,389	719,225

Loans purchased:
Real estate:
One- to four-family	—	—	—
Five or more family	—	—	—
Commercial	1,007	—	—
Construction	—	—	—
Land	—	—	—
Consumer and other loans:
Home equity	—	—	—
Commercial	—	—	—
Automobile and other	—	—	—

Total loans purchased	1,007	—	—

Loans sold:
Real estate:
One- to four-family	(39,028)	(40,762)	(53,254)
Five or more family	—	—	—
Commercial	—	—	—
Construction	—	—	—
Land	—	—	—
Consumer and other loans:
Home equity	—	—	—
Commercial	—	—	—
Automobile and other	—	—	—

Total loans sold	(39,028)	(40,762)	(53,254)

Deduct:
Principal repayments	(2,005,628)	(2,664,643)	(629,369)

Net loan activity	22,041	17,984	36,602

Total loans at end of period (excluding net deferred loan fees and costs)	$298,954	$276,913	$258,929

Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One- to four-family (1)	$1,454	$1,224	$1,059	$449	$186
Five or more family	—	—	—	—	—
Commercial (2)	2,027	2,819	3,854	3,036	1,061
Construction	—	—	858	1,588	—
Land	2,800	2,468	1,169	—	—

Total real estate	6,281	6,511	6,940	5,073	1,247
Consumer and other loans:
Home equity (3)	14	377	392	121	299
Commercial (4)	61	—	381	1,535	50
Automobile and other	8	4	3	21	28

Total consumer and other loans	83	381	776	1,677	377

Total nonaccrual loans	6,364	6,892	7,716	6,750	1,624

Troubled debt restructured commercial real estate	—	—	—	—	462

Total troubled debt restructured (5) .	—	—	—	—	462

Loans greater than 90 days delinquent and still accruing:
Real estate:
One- to four-family	—	—	—	—	—
Five or more family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	—	—

Total real estate	—	—	—	—	—

Consumer and other loans:
Home equity	—	—	—	—	—
Commercial	—	—	—	—	—
Automobile and other	—	—	—	—	—

Total consumer and other loans	—	—	—	—	—

Total nonperforming loans	6,364	6,892	7,716	6,750	2,086

Foreclosed assets:
One- to four-family	140	596	399	917	—
Five or more family	—	—	—	—	—
Commercial	365	530	155	—	268
Construction	—	—	—	—	150
Land	507	390	—	4	36
Consumer	—	—	—	—	—
Business assets	—	—	—	—	—

Total foreclosed assets	1,012	1,516	554	921	454

Total nonperforming assets	$7,376	$8,408	$8,270	$7,671	$2,540

Ratios:
Nonperforming loans to total loans	2.13%	2.49%	2.98%	3.04%	0.94%
Nonperforming assets to total assets	1.55%	1.89%	2.04%	2.08%	0.69%

(1)

$0, $0, $120, $135 and $134 of the nonaccrual one- to four-family loans at December 31, 2011, 2010, 2009, 2008 and 2007 were loans acquired with credit deterioration from the acquisition of City Savings Bank.

(2)

$225, $155, $0, $191 and $523 of the nonaccrual commercial real estate loans at December 31, 2011, 2010, 2009, 2008 and 2007 were loans acquired with credit deterioration from the acquisition of City Savings Bank.

(3)	$0, $0, $16, $21 and $0 of the nonaccrual home equity loans at December 31, 2011, 2010, 2009, 2008 and 2007 were loans acquired with credit deterioration from the acquisition of City Savings Bank.
(4)	$33, $0, $0, $0 and $50 of the nonaccrual commercial loans at December 31, 2011, 2010, 2009, 2008 and 2007 were loans acquired with credit deterioration from the acquisition of City Savings Bank.
(5)	At December 31, 2011, $129 of one- to four-family loans, $92 commercial real estate loans and $33 commercial loans included in nonaccrual loans above were classified as troubled debt restructured.

Total nonperforming loans decreased $528,000 from $6.9 million at December 31, 2010 to $6.4 million at December 31, 2011. At December 31, 2011, $2.5 million of our nonperforming loans were originated by City Savings Financial prior to the acquisition in the fourth quarter of 2007.

For the years ended December 31, 2011 and 2010, contractual gross interest income of $377,000 and $202,000, respectively, would have been recorded on non-performing loans if those loans had been current in accordance with their original terms and been outstanding throughout the respective period or since origination. For the years ended December 31, 2011 and 2010, gross interest income that was recorded related to such non-performing loans totaled $48,000 and $71,000, respectively.

Troubled Debt Restructurings: At December 31, 2011 and 2010, we had $254,000 and $0 in loans classified as troubled debt restructurings. At December 31, 2011, $129,000 of our troubled debt restructurings were one- to four-family loans, $92,000 were commercial real estate loans and $33,000 were commercial loans. All of these loans were in nonaccrual as of December 31, 2011.

For the years ended December 31, 2011 and 2010, gross interest income that would have been recorded had our troubled debt restructurings been current in accordance with their original terms was $31,000 and $0, respectively. For the year ended December 31, 2011 and 2010, gross interest income that was recorded related to our troubled debt restructurings totaled $5,000 and $0, respectively.

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

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies by type and amount at December 31, 2011.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Real estate:
One- to four-family	14	$1,292	1	$55	9	$1,115	24	$2,462
Five or more family	1	43	—	—	—	—	1	43
Commercial	3	1,058	2	127	9	1,589	14	2,774
Construction	—	—	—	—	—	—	—	—
Land	1	216	—	—	3	2,248	4	2,464

Total real estate	19	2,609	3	182	21	4,952	43	7,743
Consumer and other loans:
Home equity	—	—	—	—	1	14	1	14
Commercial	—	—	—	—	2	28	2	28
Automobile and other	3	27	1	14	3	8	7	49

Total consumer and other loans	3	27	1	14	6	50	10	91

Total	22	$2,636	4	$196	27	$5,002	53	$7,834

After a real estate secured loan becomes 15 days late (10 days for consumer and commercial loans), we deliver a computer generated late charge notice to the borrower and will attempt to contact the borrower by telephone to make arrangements for payment. We attempt to make satisfactory arrangements to bring the account current, including interviewing the borrower, until the mortgage is brought current or a determination is made to recommend foreclosure, deed-in-lieu of foreclosure or other appropriate action. After a loan becomes delinquent 60 days or more, we will generally refer the matter to the Management Collections Committee, which may authorize legal counsel to commence foreclosure proceedings.

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

On the basis of management’s review of its assets, at December 31, 2011, we identified approximately $17.7 million of our assets as special mention and classified, $9.0 million as substandard and $61,000 as doubtful. All of our assets identified as doubtful were originated by City Savings Bank. At December 31, 2011, none of our assets were classified as loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute nonperforming assets.

On the basis of this review of our assets, we had classified or identified as special mention the following assets as of the date indicated:

	At December 31,
	2011	2010	2009
	(In thousands)
Special mention	$17,741	$6,593	$9,092
Substandard	9,026	10,272	13,590
Doubtful	61	1,215	—
Loss	—	—	—

Total classified and special mention assets	$26,828	$18,080	$22,682

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. All individually classified commercial and commercial real estate loans are evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$3,943	$2,776	$2,512	$1,797	$1,041

Charge-offs:
Real estate:
One- to four-family	(132)	(172)	(213)	(130)	—
Five or more family	—	—	—	—	—
Commercial	(1,057)	(1,107)	(1)	—	(8)
Construction	—	(558)	(30)	—	—
Land	(27)	—	—	—	—

Total real estate	(1,216)	(1,837)	(244)	(130)	(8)
Consumer and other loans:
Home equity	(52)	(105)	(28)	(35)	—
Commercial	—	(313)	(268)	(222)	—
Automobile and other	(62)	(78)	(100)	(96)	(157)

Total consumer and other loans	(114)	(496)	(396)	(353)	(157)

Total charge-offs	(1,330)	(2,333)	(640)	(483)	(165)

Recoveries:
Real estate:
One- to four-family	—	—	—	1	6
Five or more family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	—	—

Total real estate	—	—	—	1	6
Consumer and other loans:
Home equity	2	—	1	2	1
Commercial	—	—	9	5	15
Automobile and other	20	28	43	65	59

Total consumer and other loans	22	28	53	72	75

Total recoveries	22	28	53	73	81
Net (charge-offs) recoveries	(1,308)	(2,305)	(587)	(410)	(84)
Provision for loan losses	1,137	3,472	851	1,125	64
Allowance acquired through merger (general reserve only)	—	—	—	—	776

Balance at end of year	$3,772	$3,943	$2,776	$2,512	$1,797

Ratios:
Net charge-offs to average loans outstanding	0.50%	0.87%	0.25%	0.19%	0.05%
Allowance for loan losses to nonperforming loans at end of period	59.27%	57.21%	35.98%	37.21%	86.15%
Allowance for loan losses to total loans at end of period	1.26%	1.42%	1.07%	1.13%	0.81%

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

	At December 31,
	2011			2010
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate:
One- to four-family	$374	$45,576	15.25%	$389	$57,144	20.64%
Five or more family	422	17,719	5.93	216	11,586	4.18
Commercial	1,868	80,430	26.90	2,311	79,807	28.82
Construction	31	3,806	1.27	108	6,832	2.47
Land	233	9,634	3.22	185	10,795	3.90

Total real estate	2,928	157,165	52.57	3,209	166,164	60.01
Mortgage warehouse	393	103,864	34.74	139	69,600	25.13
Consumer and other:
Home equity	119	12,966	4.34	142	14,187	5.12
Commercial	223	18,017	6.03	344	17,977	6.49
Automobile and other	109	6,942	2.32	109	8,985	3.24

Total consumer and other	451	37,925	12.69	595	41,149	14.86

Total loans (excluding net deferred loan fees and costs)	$3,772	$298,954	100.00%	$3,943	$276,913	100.00%

	At December 31,
	2009			2008
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate:
One- to four-family	$378	$70,126	27.08%	$372	$84,706	38.10%
Five or more family	77	6,743	2.60	55	5,200	2.34
Commercial	1,300	75,506	29.16	933	65,078	29.27
Construction	46	5,420	2.09	52	7,736	3.48
Land	221	11,753	4.54	138	11,016	4.95

Total real estate	2,022	169,548	65.48	1,550	173,736	78.14

Mortgage warehouse	176	43,765	16.90	—	—	—

Consumer and other:
Home equity	215	15,704	6.06	86	15,579	7.01
Commercial	238	18,122	7.00	747	19,390	8.72
Automobile and other	125	11,790	4.55	129	13,622	6.13

Total consumer and other	578	45,616	17.62	962	48,591	21.86

Total loans (excluding net deferred loan fees and costs)	$2,776	$258,929	100.00%	$2,512	$222,327	100.00%

	At December 31, 2007
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate:
One- to four-family	$124	$93,439	42.05%
Five or more family	—	712	0.32
Commercial	886	59,332	26.70
Construction	80	11,268	5.07
Land	—	4,829	2.17

Total real estate	1,090	169,580	76.32
Mortgage warehouse	—	—	—
Consumer and other:
Home equity	15	16,996	7.65
Commercial	357	17,356	7.81
Automobile and other	335	18,276	8.22

Total consumer and other	707	52,628	23.68

Total loans (excluding net deferred loan fees and costs)	$1,797	$222,208	100.00%

We use the accrual method of accounting for all performing loans. The accrual of interest income is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. When a loan is placed on nonaccrual status, unpaid interest previously credited to income is reversed. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought in accordance with the contractual terms for a reasonable period of time and ultimate collectibility of total contractual principal and interest is no longer in doubt. Loans considered to be troubled debt restructurings follow the same policy for accrual of interest income as mentioned above.

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

Until July 30, 2008, a significant portion of our investment securities were held by our subsidiary LPSB Investments Ltd., Cayman (“LPSB Ltd.”). LPSB Ltd., a wholly-owned subsidiary of The LaPorte Savings Bank, began operations in 2002 when The LaPorte Savings Bank received approval from the Federal Deposit Insurance Corporation to form the subsidiary in the Cayman Islands. Because LPSB Ltd. was located in the Grand Cayman Islands, the earnings attributable on such securities were not taxable to us for Indiana state income tax purposes. Investment decisions with respect to LPSB Ltd. were made by the members of its Board of Directors which consisted of three members of our Board, as well as a dual-employee of LPSB Ltd. and Wilmington Trust. In general, the directors of LPSB Ltd. utilized investment guidelines similar to ours. On July 30, 2008 the securities held and managed by LPSB Ltd. were transferred to the Bank. Due to the substantial state income tax net operating loss carry forward brought over from City Savings Bank, in addition to the operating costs of maintaining the subsidiary, LPSB Ltd. was dissolved on March 17, 2009.

On October 1, 2011, The LaPorte Savings Bank formed a wholly-owned subsidiary, LSB Investments, Inc., Nevada (“LSB Investments”) after receiving approval from the Indiana Department of Financial Institutions. A significant portion of our investment securities were transferred to LSB Investments, consisting of mortgage-backed securities, municipal bonds and agency securities. Because LSB Investments is located in Nevada, the earnings attributable on such securities are not taxable to us for Indiana state income tax purposes. Investment decisions with respect to LSB Investments are made by a third party company based in Nevada, The Key State Companies. In general, The Key State Companies utilize investment guidelines similar to ours. The board of LSB Investments consists of two employees of The LaPorte Savings Bank and one employee of The Key State Companies.

Our current investment policy generally permits security investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in common stock of the Federal Home Loan Bank of Indianapolis. Securities in these categories are generally classified as “securities available for sale” for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. The aggregate of all mortgage-backed securities may not exceed 75% of the overall investment portfolio, and the aggregate total of any one mortgage-backed issuer is limited to 75% of the aggregate mortgage-backed securities portfolio. We may also invest in Collateralized Mortgage Obligations (“CMOs”), Real Estate Mortgage Investment Conduits (“REMICs”) and other mortgage-related products, although such products are limited to 75% of the overall investment portfolio. In addition, we may invest in commercial paper, corporate debt, asset-backed securities and municipal securities.

At the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. Some of our securities are callable by the issuer or contain other features of financial engineering. Although these securities may have a yield somewhat higher than the yield of similar securities without such features, these securities are subject to the risk that they may be redeemed by the issuer prior to maturing in the event general interest rates decline. At December 31, 2011, we had $35.2 million of securities which were subject to redemption by the issuer prior to their stated maturity.

In part as a result of their attractive after tax yields, we recently increased our acquisitions of state and municipal securities. We generally apply the following procedures and standards in making investment decisions with respect to such securities. Permissible municipal investments include both general obligation and revenue issues which are rated in one of the four highest rating categories by a nationally recognized statistical rating organization. Investment in local non-rated municipal securities shall be considered only after the creditworthiness of the issuer has been analyzed. We also invest in taxable municipal securities. At December 31, 2011, we held $5.0 million in taxable municipal securities.

We purchase mortgage-backed securities in order to generate positive interest rate spreads with limited administrative expense, limited credit risk and significant liquidity. We also use mortgage-backed securities to supplement our lending activities. Mortgage-backed securities are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of our mortgage-backed securities are collateralized by single-family mortgages. The issuers of such securities (generally U.S. government agencies and U.S. government-sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as The LaPorte Savings Bank, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize borrowings and other liabilities.

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

Collateralized mortgage obligations are also backed by mortgages; however, they differ from mortgage-backed securities because the principal and interest payments of the underlying mortgages are financially engineered to be paid to the security holders of pre-determined classes or tranches of these securities at a faster or slower pace. The receipt of these principal and interest payments, which depends on the proposed average life for each class, is contingent on a prepayment speed assumption assigned to the underlying mortgages. Variances between the assumed payment speed and actual payments can significantly alter the average lives of such securities. To quantify and mitigate this risk, we undertake a high level of payment analysis before purchasing these securities. We invest in CMO classes or tranches in which the payments on the underlying mortgages are passed along at a pace fast enough to provide an average life of two to four years with no change in market interest rates. At December 31, 2011, our CMO portfolio had a fair value of $44.5 million and were issued by either a U.S. government-sponsored enterprise or the U.S. Small Business Administration.

We hold Federal Home Loan Bank of Indianapolis common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Indianapolis advance program. There is no trading market for the Federal Home Loan Bank of Indianapolis stock. The aggregate carrying value of our Federal Home Loan Bank of Indianapolis stock as of December 31, 2011 was $3.8 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the Federal Home Loan Bank of Indianapolis stock represents its carrying value. However, there can be no assurance that the value of such securities will not decline in the future. We owned shares of Federal Home Loan Bank of Indianapolis stock at December 31, 2011 with a par value that was more than we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances. We are required to purchase additional stock if our outstanding advances increase.

We review equity and debt securities with significant declines in fair value on a periodic basis to determine whether they should be considered temporarily or other than temporarily impaired. In making these determinations, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) our intent not to sell the security and whether it is more likely than not that we will be required to sell the debt security before its anticipated recovery. For fixed maturity investments with unrealized losses due to interest rates where it is not more likely than not that we will be required to sell the debt security before its anticipated recovery, declines in value below cost are not assumed to be other than temporary. If a decline in the fair value of a security is determined to be other than temporary, the amount of impairment is split into two components as follows: 1) other than temporary impairment related to credit loss, which must be recognized in the income statement and 2) other than temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows to be expected to be collected and the amortized cost basis.

All of our securities are classified as available-for-sale. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
U.S. Treasury and federal agency	$12,187	$12,601	$20,950	$21,080	$13,112	$12,972
State and municipal	40,012	43,106	39,779	39,828	24,761	25,264
Mortgage-backed securities—residential	30,946	31,789	25,009	25,430	29,732	31,082
Collateralized mortgage obligations	43,491	44,478	32,943	33,009	25,755	26,574
Privately held collateralized mortgage obligations	—	—	29	30	1,077	1,068
Corporate debt securities	—	—	—	—	4,993	5,135

Total securities available for sale	$126,636	$131,974	$118,710	$119,377	$99,430	$102,095

At December 31, 2011, all of our mortgage-backed securities were issued by U.S. government-sponsored enterprises and all of our collateralized mortgage obligations were issued by either U.S. government-sponsored enterprises or the U.S. Small Business Administration.

At December 31, 2011, we had no investments in a single entity (other than U.S. government or U.S. government-sponsored securities) that had an aggregate book value in excess of 10% of our shareholders’ equity.

The composition and contractual maturities of the investment securities portfolio at December 31, 2011 are summarized in the following table. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. In addition, under the structure of some of our CMOs, the short- and intermediate-tranche interests have repayment priority over the longer term tranches of the same underlying mortgage pool. Finally, some of our U.S. Treasury and other securities are callable at the option of the issuer.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury and federal agency	$—	—%	$8,191	2.40%	$1,000	2.00%	$2,996	3.15%	$12,187	$12,601	2.55%
State and municipal	335	3.55	2,914	3.28	9,485	3.74	27,278	4.31	40,012	43,106	4.09
Mortgage-backed securities—residential	—	—	—	—	3,716	1.76	27,230	2.91	30,946	31,789	2.77
Collateralized mortgage obligations	—	—	459	3.76	4,221	1.57	38,811	2.66	43,491	44,478	2.57

Total securities available for sale	$335	3.55%	$11,564	2.68%	$18,422	2.75%	$96,315	3.21%	$126,636	$131,974	3.10%

The following table shows our mortgage-backed securities and collateralized mortgage obligations purchase, sale and repayment activity during the periods indicated:

	For the years ended December 31,
	2011	2010	2009
	(In thousands)
Total at beginning of period	$57,981	$56,564	$77,670
Purchases of:
Mortgage-backed securities—residential	25,563	19,509	6,202
Government agency sponsored collateralized mortgage obligations	18,188	24,062	10,400
Deduct:
Principal repayments	(14,016)	(16,558)	(18,470)
Sales of:
Mortgage-backed securities—residential	(11,064)	(14,548)	(17,554)
Collateralized mortgage obligations	(2,215)	(10,423)	(1,580)
Privately held collateralized mortgage obligations	—	(625)	(104)

Net activity	16,456	1,417	(21,106)

Total at end of period	$74,437	$57,981	$56,564

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

At December 31, 2011, our deposits totaled $333.6 million. Interest-bearing NOW, regular and other savings and money market deposits totaled $160.3 million at December 31, 2011. At December 31, 2011, we had a total of $134.3 million in certificates of deposit and individual retirement accounts. Non-interest bearing demand deposits totaled $39.0 million. Although we have a significant portion of our deposits in liquid money market accounts, we monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will maintain a large portion of these accounts in the near future. However, a significant portion of these money market accounts are public fund deposits which may be withdrawn with little notice.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits as they are more difficult to retain than core deposits. At December 31, 2011, we held $16.1 million in brokered certificates of deposits through the Certificate of Deposit Registry Service (CDARS) program and pre-approved brokers. During the fourth quarter of 2009, we acquired $10.8 million in floating rate CDARS funds and took out a $10.3 million fixed rate interest rate swap for five years in order to address the potential for rising interest rates. During the third quarter of 2010, we acquired $5.3 million in fixed rate individual time deposit accounts through a pre-approved broker. These time deposits will mature in September 2020, however, they have the option to be called monthly beginning on September 15, 2012. We took out a $5.0 million variable rate fair value swap with matching maturity and call terms to these individual time deposits. Brokered certificates of deposits are purchased only through CDARS and pre-approved brokers.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2011			2010
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$38,977	11.68%	—%	$34,999	11.03%	—%
Money market/NOW accounts	109,913	32.95	0.42	87,271	27.50	0.74
Regular savings	50,395	15.11	0.05	46,563	14.67	0.11

Total transaction accounts	199,285	59.74	0.24	168,833	53.20	0.41

CDs and IRAs	134,275	40.26	1.88	148,505	46.80	2.38

Total deposits	$333,560	100.00%	0.90%	$317,338	100.00%	1.33%

	At December 31,
	2009
	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$34,066	12.46%	—%
Money market/NOW accounts	51,099	18.69	0.84
Regular savings	43,832	16.03	0.11

Total transaction accounts	128,997	47.18	0.37

CDs and IRAs	144,411	52.82	2.92

Total deposits	$273,408	100.00%	1.72%

The following table sets forth the amount and maturities of time certificates and IRA deposits at December 31, 2011.

	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than 2.00%	$38,838	$15,409	$5,941	$11,141	$71,329	53.12%
2.00% - 2.99%	18,427	1,834	3,495	3,306	27,062	20.15
3.00% - 3.99%	6,188	1,969	16,451	4,716	29,324	21.84
4.00% - 4.99%	2,838	149	391	127	3,505	2.61
5.00% - 5.99%	1,090	1,224	105	570	2,989	2.23
6.00% - 6.99%	2	64	—	—	66	0.05
7.00% - 7.99%	—	—	—	—	—	0.00
8.00% and over	—	—	—	—	—	0.00

Total	$67,383	$20,649	$26,383	$19,860	$134,275	100.00%

As of December 31, 2011, the aggregate amount of our outstanding time certificates in amounts greater than or equal to $100,000 was approximately $40.9 million. The following table sets forth the maturity of these certificates as of December 31, 2011.

At December 31, 2011
(In thousands)
Three months or less	$13,558
Over three months through six months	3,548
Over six months through one year	7,272
Over one year	16,491

Total	$40,869

The following table sets forth the time certificates in The LaPorte Savings Bank classified by interest rate as of the dates indicated.

	At December 31,
	2011	2010	2009
	(In thousands)
Interest Rate:
Less than 2.00%	$71,329	$55,478	$47,823
2.00% - 2.99%	27,062	34,967	16,208
3.00% - 3.99%	29,324	39,850	41,459
4.00% - 4.99%	3,505	14,937	28,632
5.00% - 5.99%	2,989	3,180	10,188
6.00% - 6.99%	66	73	81
7.00% - 7.99%	—	3	3
8.00% and over	—	17	17

Total	$134,275	$148,505	$144,411

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

We may obtain advances from the Federal Home Loan Bank of Indianapolis collateralized by our capital stock in the Federal Home Loan Bank of Indianapolis and certain of our mortgage, home equity and commercial real estate loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different maturities or repricing terms than our deposits, they can change our interest rate risk profile. We also acquired additional Federal Home Loan Bank of Indianapolis advances through the acquisition of City Savings Financial in 2007.

Our borrowings at December 31, 2011 consisted of advances and overnight borrowings from the Federal Home Loan Bank of Indianapolis (“FHLB”). At December 31, 2011, we had access to additional FHLB advances of up to $2.8 million and access to additional overnight borrowings of up to $10.0 million at the Federal Reserve Bank (“FRB”) discount window, and access to additional short term borrowings of up to $20.0 million at First Tennessee Bank (“FTN”). The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated. For additional information, see Note 9 of the Notes to our Consolidated Financial Statements.

	At or For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
FHLB Advances:
Balance at end of period	$72,021	$61,675	$52,773
Average balance during period	52,180	53,288	62,111
Maximum outstanding at any month end	74,688	78,946	70,429

Weighted average interest rate at end of period	1.18%	1.94%	4.47%
Average interest rate during period	2.81%	3.93%	4.56%

FRB Discount Window:
Balance at end of period	$—	$—	$16,675
Average balance during period	—	1,457	3,252
Maximum outstanding at any month end	—	15,655	17,740

Weighted average interest rate at end of period	0.00%	0.00%	0.50%
Average interest rate during period	0.00%	0.74%	0.49%

FTN Borrowings:
Balance at end of period	$—	$—	$—
Average balance during period	552	36	—
Maximum outstanding at any month end	11,000	4,150	—

Weighted average interest rate at end of period	0.00%	0.00%	0.00%
Average interest rate during period	1.09%	0.00%	0.00%

In 2007, LaPorte Bancorp, Inc. assumed subordinated debentures as a result of the City Savings Financial acquisition. In 2003, City Savings Financial formed the City Savings Bank Statutory Trust I (the “Trust”) and the trust issued 5,000 floating Trust Preferred Securities with a liquidation amount of $1,000 per preferred Security in a private placement to an offshore entity for an aggregate offering price of $5,000,000. The proceeds of the $5,000,000 were used by the Trust to purchase $5,155,000 in Floating Rate Subordinated Debentures from City Savings Financial Corporation. The Debentures and Securities have a term of 30 years and carry an interest rate adjusted quarterly of three month LIBOR plus 3.10%. At December 31, 2011, this rate was 3.67%.

On April 15, 2009 the Company executed an interest rate swap against the $5.0 million floating rate debentures for five years at an effective fixed rate of 5.54%.

In addition, during February 2009, the Bank issued a $5.0 million note due February 15, 2012 under the FDIC Temporary Debt Guarantee Program. The note bears an interest rate of 2.74% in addition to the 100 basis point FDIC guarantee fee paid by the Bank. All legal and placement fees associated with this transaction were capitalized as debt issuance costs and will be amortized to interest expense over the repayment period.

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

Competition

We face significant competition in both originating loans and attracting deposits. LaPorte County, Indiana has a significant concentration of financial institutions, many of which are significantly larger than us and have greater financial resources than we do. Our competition for loans comes principally from commercial banks, mortgage banking companies, credit unions, leasing companies, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from nondepository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

We seek to meet this competition by the convenience of our branch locations, emphasizing personalized banking and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within the communities we serve by focusing our marketing and community involvement on the specific needs of our local communities. As of June 30, 2011, The LaPorte Savings Bank had a market share of 18.10% in LaPorte County, Indiana, which represented the third largest deposit market share in the county. As of June 30, 2011, The LaPorte Savings Bank had a market share of 1.41% in Porter County, Indiana, which represented the ninth largest deposit market share in the county. We do not rely on any individual, group, or entity for a material portion of our deposits.

Employees

As of December 31, 2011, we had 102 full-time employees and 11 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Subsidiary Activities

The Company has one subsidiary, The LaPorte Savings Bank. The LaPorte Savings Bank has one subsidiary, LSB Investments, Inc.

SUPERVISION AND REGULATION

General

LaPorte Bancorp, Inc. (“LaPorte Bancorp”) is a savings and loan holding company, and is required to file certain reports with, and is subject to examination by, and otherwise must comply with the rules and regulations of the Board of Governors of the Federal Reserve System (“FRB”). LaPorte Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

The LaPorte Savings Bank (the “Bank”) is examined and supervised by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors. These regulators are not, however, generally charged with protecting the interests of shareholders of LaPorte Bancorp. Under this system of state and federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The Bank also is a member of and owns stock in the Federal Home Loan Bank of Indianapolis, which is one of the twelve regional banks in the Federal Home Loan Bank System. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s mortgage documents.

Certain regulatory requirements applicable to the Bank and LaPorte Bancorp are referred to below or appear elsewhere in this Form 10-K. The regulatory discussion, however, does not purport to be an exhaustive treatment of applicable laws and regulations and is qualified in its entirety by reference to the actual statutes and regulations. Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the FRB, the Indiana Department of Financial Institutions or Congress, could have a material adverse impact on LaPorte Bancorp and the Bank, and their operations.

The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), enacted on July 21, 2010, is significantly changing the bank regulatory structure and affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act eliminated the former primary federal regulator of LaPorte Bancorp and The LaPorte Savings Bank, MHC (the “MHC”), and authorized the FRB to supervise and regulate all savings and loan holding companies, including mutual holding companies and their mid-tier holding companies, like the MHC and LaPorte Bancorp, in addition to bank holding companies which the FRB already regulated.

The Dodd-Frank Act requires the FRB to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and to restrict the components of Tier 1 capital to capital instruments that are considered to be Tier 1 capital for insured depository institutions. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect on July 21, 2010, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with substantial power to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets such as the Bank will continue to be examined by their applicable federal bank regulators. The legislation also weakened the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded. The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk for transferred loans, directed the FRB to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

Under the Dodd-Frank Act, the MHC must receive the approval of the FRB before it may waive the receipt of any dividends from LaPorte Bancorp, and there is no assurance that the FRB will approve future dividend waivers. In addition, any dividends waived by the MHC must be considered in determining an appropriate exchange ratio in the event of a conversion of the MHC to stock form.

Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next few years. Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs.

Savings Bank Regulation

As an Indiana savings bank, the Bank is subject to federal regulation and supervision by the Federal Deposit Insurance Corporation and to state regulation and supervision by the Indiana Department of Financial Institutions. The Bank’s deposit accounts are insured by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank is not a member of the Federal Reserve System.

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

Under Federal Deposit Insurance Corporation regulations, an insured state chartered bank, such as the Bank, is prohibited from engaging as principal in activities that are not permitted for national banks, unless: (i) the Federal Deposit Insurance Corporation determines that the activity would pose no significant risk to the Deposit Insurance Fund and (ii) the bank is, and continues to be, in compliance with all applicable capital standards.

Branching and Interstate Banking. The establishment of branches by the Bank is subject to approval of the Indiana Department of Financial Institutions and Federal Deposit Insurance Corporation and geographic limits established by state laws. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), as amended by the Dodd-Frank Act, facilitates the interstate expansion and consolidation of banking organizations by permitting, among other things, (i) bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home state regardless of whether such acquisitions are authorized under the law of the host state, (ii) the interstate merger of banks, subject to the right of individual states to “opt out” of this authority, and (iii) banks to establish new branches on an interstate basis provided that such action is permitted for state banks chartered in the target state.

Transactions with Affiliates. Under federal law, the Bank is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict transactions between banks and insiders and affiliated companies, such as LaPorte Bancorp. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank’s extension of credit to an affiliate.

Capital Requirements. Under Federal Deposit Insurance Corporation regulations, state chartered banks that are not members of the Federal Reserve System, such as the Bank, are required to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets of 3% if the Federal Deposit Insurance Corporation determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings, and in general, is a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the CAMELS rating system) established by the Federal Financial Institutions Examination Council. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is 4%. Tier 1 capital is the sum of common shareholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than certain mortgage servicing assets, purchased credit card relationships, credit-enhancing interest-only strips and certain deferred tax assets), identified losses, investments in certain financial subsidiaries and non-financial equity investments.

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

Dividend Limitations. LaPorte Bancorp is a legal entity separate and distinct from the Bank. The primary source of LaPorte Bancorp’s cash flow, including cash flow to pay dividends on LaPorte Bancorp’s common stock, is the payment of dividends to LaPorte Bancorp by the Bank. Under Indiana law, the Bank may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s board. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Also, the Federal Deposit Insurance Corporation has the authority to prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. Capital distributions, including dividends, are also prohibited if the institution would fail any regulatory capital requirement after the distribution. In addition, as a subsidiary of a savings and loan holding company, the Bank must file a notice with the FRB at least 30 days before the board declares a dividend.

Federal Deposit Insurance. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009. Also, under the Dodd-Frank Act, noninterest-bearing checking accounts have unlimited deposit insurance through December 31, 2012.

On November 12, 2009, in order to support the deposit insurance fund in view of numerous bank and thrift failures, the FDIC approved a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. On December 30, 2009, the Bank prepaid $1.4 million in estimated assessment fees for the fourth quarter of 2009 through 2012. Any unused prepayments will be returned to the Bank on June 30, 2013.

Effective April 1, 2011, the FDIC revised its assessment system, as required by the Dodd-Frank Act, so that it is now based on each institution’s total assets less tangible capital, instead of an institution’s deposits. The FDIC also revised its overall assessment schedule so that it ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. The Bank does not believe that it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the year ended December 31, 2011, the Bank paid $30,000 in fees related to the FICO.

FDIC Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program (“TLGP”). One part of the TLGP guaranteed newly issued senior unsecured debt of the participating organizations, up to certain limits established for each institution, issued between October 14, 2008 and October 31, 2009. The FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee remains in effect until June 30, 2012 (or until December 31, 2012 for debt issued after March 17, 2009). In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. The Company opted to participate in this component of the TLGP, and on February 11, 2009, it issued approximately $5 million of FDIC guaranteed debt due in February 2012. On February 15, 2012, the Company paid off the FDIC guaranteed debt in full.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the Federal Deposit Insurance Corporation in connection with its examination of the Bank, to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent regulatory examination, the Bank was rated “satisfactory” with respect to its CRA compliance.

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

The FDIC may order savings banks which have insufficient capital to take corrective actions. For example, a savings bank categorized as “undercapitalized” would be subject to growth limitations and restrictions on capital distributions and would be required to submit a capital restoration plan. A holding company that controls such a savings bank would be required to guarantee that the savings bank complies with the restoration plan, up to specified limits. A “significantly undercapitalized” savings bank would be subject to additional restrictions. Savings banks deemed by the FDIC to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

The USA PATRIOT Act. The USA PATRIOT Act of 2001 gave the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a depository institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering are considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.

Holding Company Regulation

General. The MHC and LaPorte Bancorp are nondiversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, the MHC and LaPorte Bancorp are registered with the FRB and subject to FRB regulations, examinations, supervision and reporting requirements. In addition, the FRB has enforcement authority over the MHC, LaPorte Bancorp and, in some instances, the Bank. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the Bank. As federal corporations, the MHC and LaPorte Bancorp are generally not subject to state business organization laws.

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and FRB regulations, a mutual holding company, such as the MHC and its mid-tier companies, such as LaPorte Bancorp, may engage in the following activities:

(i)	investing in the stock of a savings association;

(ii)

acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company;

(iii)	merging with or acquiring another holding company, one of whose subsidiaries is a savings association;

(iv)

investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association has its home offices;

(v)	furnishing or performing management services for a savings association subsidiary of such company;

(vi)	holding, managing or liquidating assets owned or acquired from a savings association subsidiary of such company;

(vii)	holding or managing properties used or occupied by a savings association subsidiary of such company;

(viii)	acting as trustee under deeds of trust;

(ix)	any other activity:

(A)

that the FRB by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the FRB, by regulation, prohibits or limits any such activity for savings and loan holding companies; or

(B)	in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987;

(x)

if the savings and loan holding company meets the criteria to qualify as a financial holding company, it may engage in any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and

(xi)

purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the FRB. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including LaPorte Bancorp, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the FRB. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the FRB must consider factors such as the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The FRB is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently the case with bank holding companies. Such instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Waivers of Dividends by LaPorte Savings Bank, MHC. When LaPorte Bancorp pays dividends on its common stock to public shareholders, it is also required to pay dividends to the MHC, unless the MHC elects to waive the receipt of dividends. Under the Dodd-Frank Act, the MHC must receive the approval of the FRB before it may waive the receipt of any dividends from LaPorte Bancorp. In the past, the FRB has generally not allowed dividend waivers by mutual bank holding companies and, therefore, there is no assurance that the FRB will approve future dividend waivers or what conditions the FRB may place on dividend waivers. In addition, any dividends waived by the MHC must be considered in determining an appropriate exchange ratio in the event of a conversion of the MHC to stock form.

Conversion of LaPorte Savings Bank, MHC to Stock Form. Federal regulations permit the MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur. In a Conversion Transaction, a new stock holding company would be formed as the successor to LaPorte Bancorp, the MHC’s corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of common stock of the new holding company. In a Conversion Transaction, each share of common stock held by stockholders other than the MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the new holding company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the new holding company as they owned in LaPorte Bancorp immediately prior to the Conversion Transaction, subject to adjustment for any mutual holding company assets or waived dividends, as applicable.

Any Conversion Transaction would require the approval of a majority of the outstanding shares of common stock of LaPorte Bancorp held by Minority Shareholders and by two thirds of the total outstanding shares of common stock of LaPorte Bancorp. Any Conversion Transaction also would require the approval of a majority of the eligible votes of depositors of the Bank.

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

Our liabilities generally have shorter maturities than our assets. This imbalance can create significant earnings volatility as market interest rates change. In periods of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities, resulting in a decline in our net interest income. In periods of declining interest rates, our net interest income is generally positively affected although such positive effects may be reduced or eliminated by prepayments of loans and redemptions of callable securities. In addition, when long-term interest rates are not significantly higher than short-term rates thus creating a “flat” yield curve, LaPorte Bancorp’s interest rate spread will decrease thus reducing net interest income. Finally, federal initiatives designed to reduce mortgage interest rates may reduce our loan income without a corresponding reduction in funding costs, thus decreasing our spreads. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. As December 31, 2011, the fair value of our securities classified as available for sale totaled $132.0 million. Unrealized net gains on available-for-sale securities totaled $5.3 million at December 31, 2011 and are reported, net of tax, as a separate component of shareholders’ equity. However, a rise in interest rates could cause a decrease in the fair value of securities available for sale in future periods which would have an adverse effect on shareholders’ equity.

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

Historically low interest rates may adversely affect our net interest income and profitability.

During the past three years it has been the policy of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. This has been a significant factor in the decrease in the amount of our interest income to $19.4 million for the year ended December 31, 2011 from $21.0 million for the year ended December 31, 2010. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has resulted in increases in net interest income as interest rates decreased. However, our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Board of Governors of the Federal Reserve System has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may continue to be adversely affected and may even decrease, which may have an adverse effect on our profitability.

Negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Since the latter half of 2007, negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets and a general economic downturn which has continued into 2011. The economic downturn was accompanied by deteriorated loan portfolio quality at many institutions, including The LaPorte Savings Bank. In addition, the value of real estate collateral supporting many home mortgages has declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. These negative developments along with the turmoil and uncertainties that have accompanied them have heavily influenced the formulation and enactment of the Dodd-Frank Act, along with its implications as described elsewhere in this “Risk Factors” section. In addition to the many future implementing rules and regulations of the Dodd-Frank Act, the potential exists for other new federal or state laws and regulations regarding lending and funding practices and liquidity standards to be enacted. Bank regulatory agencies are expected to continue to be active in responding to concerns and trends identified in examinations. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by increasing our costs, restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, these risks could affect the value of our loan portfolio as well as the value of our investment portfolio, which would also negatively affect our financial performance.

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

A significant portion of our loans are commercial real estate loans, which increases the risk in our loan portfolio.

At December 31, 2011, 26.90% of our loan portfolio consisted of commercial real estate loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. During 2008, we began to experience an increase in nonperforming commercial real estate loans, which continued during 2009 and 2010 and has leveled off in 2011. However, we have experienced an increase in loans classified as special mention during 2011. In light of the current weakness in the real estate market and economy, we may experience increases in nonperforming loans and provisions for loan losses.

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

If our mortgage warehousing customers are negatively affected by increased competition, our earnings could decrease.

Competition in warehouse lending has increased on a national level as new lenders, especially community and regional banks, have begun entering the mortgage warehouse business. If increased competition negatively affects our mortgage warehousing line of business, our earnings could decrease.

Financial reform legislation enacted by Congress in 2010, among other things, eliminated the Office of Thrift Supervision, tightened capital standards, created a new Consumer Financial Protection Bureau and resulted in new laws and regulations that are expected to increase our costs of operations.

Effective July 21, 2010, Congress enacted the Dodd-Frank Act. This law significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the ultimate impact of the Dodd-Frank Act may not be known for many years.

Certain provisions of the Dodd-Frank Act have already impacted LaPorte Bancorp. For example, on July 21, 2011, the Office of Thrift Supervision, which was the primary federal regulator for LaPorte Bancorp and LaPorte Savings Bank, MHC was dissolved, and the Federal Reserve Board assumed supervisory and regulatory responsibilities for all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including LaPorte Bancorp and LaPorte Savings Bank, MHC. Moreover, LaPorte Savings Bank, MHC now requires the approval of the Federal Reserve Board before it may waive the receipt of any dividends from LaPorte Bancorp. In the past, the FRB has generally not allowed dividend waivers by mutual bank holding companies and, therefore, there is no assurance that the Federal Reserve Board will approve future dividend waivers or what conditions it may impose on such waivers. In addition, any dividends waived by LaPorte Savings Bank, MHC must be considered in determining an appropriate exchange ratio in the event that LaPorte Savings Bank, MHC converts to stock form.

Also effective July 21, 2011 is a provision of the Dodd-Frank Act that eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is not possible to predict at this time what specific impact the Dodd-Frank Act and the future implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 1.26% of total loans at December 31, 2011, material additions to our allowance could materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Slow growth in our market area has adversely affected, and may continue to adversely affect, our performance.

Economic and population growth within our market area has for several decades been below the national average. Management believes that these factors have adversely affected our profitability and our ability to increase our loans and deposits. Our acquisition of City Savings Financial Corporation facilitated our entrance into the Michigan City and Chesterton, Indiana markets, which are growing more rapidly than Eastern LaPorte County. However, these markets have experienced a significant decline in real estate values and economic activity as a result of the economic downturn that began in 2007.

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

We own common stock of the Federal Home Loan Bank of Indianapolis (“FHLBI”) to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBI’s advance program. There is no market for our FHLBI common stock. Since the fourth quarter of 2008, the FHLBI has paid a reduced dividend on its stock due to losses in its securities portfolio. As a result, we received approximately $110,000, $131,000 and $89,000 less from FHLBI dividends in 2011, 2010 and 2009, respectively, compared to 2008. If the FHLBI continues to pay a reduced dividend, our earnings will be negatively affected.

Our stock price may be volatile due to limited trading volume.

LaPorte Bancorp’s common stock is traded on the NASDAQ Capital Market. However, the average daily trading volume in the LaPorte Bancorp’s common stock has been relatively small, averaging less than approximately 866 shares per day during 2011. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

Public stockholders own a minority of LaPorte Bancorp, Inc.’s common stock and will not be able to exercise voting control over most matters put to a vote of stockholders.

LaPorte Bancorp, Inc.’s holding company, LaPorte Savings Bank, MHC owned approximately 54.11% of its common stock, as of December 31, 2011. At that same date, directors and executive officers own or controlled approximately 4.46% of the common stock. The same directors and executive officers that manage LaPorte Bancorp, Inc., also manage LaPorte Savings Bank, MHC. The Board of Directors of LaPorte Savings Bank, MHC will be able to exercise voting control over most matters put to a vote of stockholders because LaPorte Savings Bank, MHC owns a majority of LaPorte Bancorp, Inc.’s common stock. For example, LaPorte Savings Bank, MHC may exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares or to approve employee benefit plans.

We could potentially recognize goodwill impairment charges.

In connection with our acquisition of City Savings Financial, we recorded goodwill equaling $8.4 million. LaPorte Bancorp annually measures the fair value of its investment in The LaPorte Savings Bank to determine that such fair value equals or exceeds the carrying value of its investment, including goodwill. If the fair value of our investment in The LaPorte Savings Bank does not equal or exceed its carrying value, we will be required to record goodwill impairment charges which may adversely affect future earnings. The fair value of a banking franchise can fluctuate downward based on a number of factors that are beyond management’s control, (e.g. adverse trends in the general economy or interest rates). As a result of impairment testing performed as of September 30, 2011, no impairment charge was recorded by LaPorte Bancorp. There can be no assurance that our banking franchise value will not decline in the future to a level necessitating goodwill impairment charges to operations that could be material to our results of operations.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

As of December 31, 2011, the net book value of our properties was $8.7 million. The following is a list of our offices:

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office: (including land)

710 Indiana Avenue La Porte, Indiana 46350	Owned	1916	57,000	$3,068

Full Service Branches: (including land)

6959 W. Johnson Road La Porte, Indiana 46350	Owned	1987	3,500	286

301 Boyd Blvd. La Porte, Indiana 46350	Owned	1997	4,000	1,106

1222 W. State Road #2 La Porte, Indiana 46350	Owned	1999	2,200	385

2000 Franklin Street Michigan City, Indiana 46360	Owned	2007	5,589	821

851 Indian Boundary Road Chesterton, Indiana 46304	Owned	2007	7,475	1,171

101 Michigan Street Rolling Prairie, Indiana 46371	Owned	2007	1,850	104

1 Parkman Drive Westville, Indiana 46390	Owned	2006	4,000	1,355

Lots Owned:

1201 E. Lincolnway Valparaiso, Indiana 46383	Owned	2006	N/A	385

The net book value of our furniture, fixtures and equipment (including computer software) at December 31, 2011 was $1.2 million.

Item 3.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

PART II

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “LPSB”. The approximate number of holders of record of LaPorte Bancorp, Inc.’s common stock as of March 23, 2012 was 678. Certain shares of LaPorte Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market and dividend information for LaPorte Bancorp, Inc.’s common stock for each quarter during 2010 and 2011, as reported on the NASDAQ Capital Market.

	High	Low	Dividends
2010
Quarter ended March 31, 2010	6.35	4.45	—
Quarter ended June 30, 2010	8.04	6.00	—
Quarter ended September 30, 2010	7.96	6.00	—
Quarter ended December 31, 2010	9.40	7.34	—

2011
Quarter ended March 31, 2011	10.01	8.04	—
Quarter ended June 30, 2011	9.98	9.19	—
Quarter ended September 30, 2011	9.75	7.50	—
Quarter ended December 31, 2011	9.05	7.50	$0.04

The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. In determining whether and in what amount to pay a cash dividend, the Board takes into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that cash dividends will continue to be paid or that, if paid, will not be reduced.

The available sources of funds for the payment of a cash dividend in the future are interest and principal payments with respect to LaPorte Bancorp, Inc.’s loan to the Employee Stock Ownership Plan, and dividends from LaPorte Savings Bank.

Under the rules of the Federal Deposit Insurance Corporation (“FDIC”) and the FRB, The LaPorte Savings Bank is not permitted to make a capital distribution if, after making such distribution, it would be undercapitalized. For information concerning additional federal laws and regulations regarding the ability of The LaPorte Savings Bank to make capital distributions, including the payment of dividends to LaPorte Bancorp, see “Taxation—Federal Taxation” and “Supervision and Regulation—Savings Bank Regulation—Dividend Limitations.”

Unlike The LaPorte Savings Bank, LaPorte Bancorp is not restricted by FDIC regulations on the payment of dividends to its shareholders. However, the FRB has issued a policy statement regarding the payment of dividends by bank holding companies that it has also made applicable to savings and loan holding companies as well. In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. FRB guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of LaPorte Bancorp to pay dividends or otherwise engage in capital distributions.

When LaPorte Bancorp pays dividends on its common stock to public shareholders, it is also required to pay dividends to LaPorte Savings Bank, MHC, unless LaPorte Savings Bank, MHC elects to waive the receipt of dividends. The Dodd-Frank Act requires that LaPorte Savings Bank, MHC give the FRB notice before waiving the receipt of dividends from LaPorte Bancorp. In the past, the FRB has generally not allowed dividend waivers by mutual bank holding companies and, therefore, there is no assurance that the FRB will approve dividend waivers. In addition, any dividends waived by LaPorte Savings Bank, MHC must be considered in determining an appropriate exchange ratio in the event that LaPorte Savings Bank, MHC converts to stock form.

The Company did not repurchase any of its common stock during the quarter ended December 31, 2011.

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

	At December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Financial Condition Data:

Total assets	$477,145	$444,270	$405,827	$368,558	$367,260
Cash and cash equivalents	8,146	5,868	6,000	5,628	9,937
Investment securities	131,974	119,377	102,095	101,451	96,048
Federal Home Loan Bank stock	3,817	4,038	4,206	4,206	4,187
Loans held for sale	3,049	4,156	981	124	—
Loans, net	295,359	273,103	256,275	219,926	220,497
Deposits	333,560	317,338	273,408	234,814	246,271
Federal Home Loan Bank of Indianapolis advances and other long-term borrowings	82,157	71,746	62,780	83,883	71,671
Short-term borrowings	—	—	16,675	650	—
Shareholders’ equity	55,703	50,048	49,872	46,142	46,705

	At December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Operating Data:

Interest and dividend income	$19,391	$20,980	$19,272	$19,357	$15,244
Interest expense	5,871	7,268	8,265	9,432	8,135

Net interest income	13,520	13,712	11,007	9,925	7,109
Provision for loan losses	1,137	3,472	851	1,125	64

Net interest income after provision for loan losses	12,383	10,240	10,156	8,800	7,045
Noninterest income	2,647	3,705	3,939	879	2,857
Noninterest expense	11,052	10,809	11,158	10,621	8,917

Income (loss) before income taxes	3,978	3,136	2,937	(942)	985
Income tax expense (benefit)	736	545	425	(542)	268

Net income (loss)	$3,242	$2,591	$2,512	$(400)	$717

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007
Selected Financial Ratios and Other Data:
Performance Ratios:

Return on assets (ratio of net income (loss) to average total assets)	0.72%	0.61%	0.65%	(0.11)%	0.26%
Return on equity (ratio of net income (loss) to average equity)	6.15%	5.12%	5.25%	(0.86)%	2.32%
Interest rate spread (1)	3.09%	3.31%	2.89%	2.74%	2.39%
Net interest margin (2)	3.31%	3.59%	3.21%	3.08%	2.86%
Efficiency ratio (3)	68.36%	62.06%	74.66%	98.31%	89.47%
Noninterest expense to average total assets	2.45%	2.56%	2.90%	2.91%	3.22%
Average interest-earning assets to average interest-bearing liabilities	115.10%	114.97%	113.49%	111.72%	114.57%
Loans to deposits	89.68%	87.26%	94.75%	94.68%	90.23%

Asset Quality Ratios:

Nonperforming assets to total assets	1.55%	1.89%	2.04%	2.08%	0.69%
Nonperforming loans to total loans	2.13%	2.49%	2.98%	3.04%	0.94%
Allowance for loan losses to nonperforming loans	59.27%	57.21%	35.98%	37.21%	86.15%
Allowance for loan losses to total loans	1.26%	1.42%	1.07%	1.13%	0.81%

Capital Ratios:

Average equity to average assets	11.70%	11.96%	12.44%	12.75%	11.19%
Equity to total assets at end of period	11.67%	11.27%	12.29%	12.52%	12.72%
Total capital to risk-weighted assets (4)	14.9%	15.2%	15.3%	16.5%	17.5%
Tier 1 capital to risk-weighted assets (4)	13.7%	14.0%	14.3%	15.4%	16.7%
Tier 1 capital to average assets (4)	9.7%	9.9%	10.4%	10.4%	11.6%

Other Data:

Number of full service offices	8	8	8	8	7

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	Represents net interest income as a percent of average interest-earning assets for the period.
(3)

Represents noninterest expense divided by the sum of net interest income and noninterest income. The efficiency ratio presented above includes other than temporary impairment losses on investments totaling $0, $0, $0, $1,711 and $228 for 2011 through 2007, respectively.

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

At December 31, 2011, the Company had core deposit intangibles of $474,000 subject to amortization and $8.4 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets arising from the acquisition of City Savings Financial in 2007. Accounting standards require an annual evaluation of goodwill for potential impairment using various estimates and assumptions. The Company became a publicly traded entity in October 2007 and due to the deteriorating financial environment that began at that time, the Company’s common stock has traded below book value since origination. The market price of the Company’s common stock at the close of business on December 31, 2011 was $8.00 per common share, compared to a book value of $11.95 per common share. Management believes the lower market price in relation to book value of the Company’s common stock is due to the overall decline in the financial industry sector and is not specific to the Company. Further, the Company engaged an independent third party specialist to perform an impairment test of its goodwill. The evaluation included three approaches: 1) income approach using a discounted cash flow analysis based on earnings capacity, 2) comparable sales transactions approach and 3) control premium price to book value ratios. Approaches 2 and 3 used median results from 10 bank sale transactions announced since January 29, 2010. The selling banks ranged in size from $250 million to $1.5 billion. The impairment test was performed as of September 30, 2011 and resulted in an implied fair value for the Company sufficiently above the book value of its common stock to support the carrying value of goodwill.

Based on the annual evaluation performed as of September 30, 2011 and completed in February 2012, management determined that the fair value of the reporting unit, which is defined as the Company as a whole, exceeded the carrying value of the goodwill, based on the opinion of the independent third party specialist that a control premium would be paid by a potential acquirer, such that the Company’s sale price per common share would exceed its book value per common share. Accordingly, no goodwill impairment was recognized in 2011. As the Company’s stock price per common share is currently less than its book value per common share, it is reasonably possible that management may conclude that goodwill, totaling $8.4 million at December 31, 2011, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from a whole bank acquisition. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from 4 to 15 years. These intangible assets are also periodically evaluated for impairment. In the future, if these other intangible assets are determined to be impaired, our financial results could be materially impacted. The acquired customer relationship intangible asset was fully amortized by the end of 2011.

Business Strategy

Our business strategy is to enhance operations by:

•

Increasing Commercial Real Estate and Commerical Business Lending. In order to increase the yield of and reduce the term to repricing of our loan portfolio, we have increased our originations and, to a lesser extent, purchases of commercial real estate and commercial business loans while maintaining the practice of sound credit decisions.

•

Maintaining a Portfolio of Residential Loans. Although we have reduced to an extent the percentage of our loan portfolio consisting of residential loans, in view of the generally high credit quality of such assets, and in order to maintain close ties with our customers, we intend to devote a portion of our assets to one- to four-family and home equity loans.

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

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

General: Total assets increased $32.9 million, or 7.4%, to $477.1 million at December 31, 2011 from $444.3 million at December 31, 2010. The increase was primarily due to an increase in net loans of $22.3 million in 2011 to $295.4 million at December 31, 2011, attributable to a continued increase in mortgage warehouse loans, while all other loan balances decreased or remained relatively unchanged. Securities available for sale also increased $12.6 million over the same period, primarily due to excess liquidity. The Company experienced an increase in total deposits of $16.2 million, or 5.1%, which assisted in funding the increase in loans and securities along with a $10.3 million increase in Federal Home Loan Bank of Indianapolis (“FHLBI”) advances. The deposit increase was primarily experienced in both interest-bearing and noninterest-bearing demand, savings and money market accounts. The current low interest rate environment has contributed to a greater increase in liquid deposits from the fixed rate time deposits during 2011.

Investment Securities: Total securities available for sale increased $12.6 million, or 10.6%, to $132.0 million at December 31, 2011 from $119.4 million at December 31, 2010 primarily due to excess liquidity from a slowdown in mortgage warehouse loan activity during the first and second quarters of 2011. There was a decrease in the percentage of government agency bonds as some of the securities matured or were called and reinvested into U.S. government agency and U.S. government-sponsored enterprise CMOs and U.S. government-sponsored enterprise mortgage backed securities.

As of December 31, 2011, management reviewed the securities portfolio for possible other-than-temporary impairment and determined there was no impairment charges to be recorded. At December 31, 2011, the total available-for-sale securities portfolio reflected a net unrealized gain of $5.3 million compared to a net unrealized gain of $667,000 at December 31, 2010.

Loans Held for Sale: Loans held for sale decreased $1.1 million, or 26.6%, to $3.0 million at December 31, 2011 compared to December 31, 2010 primarily due to a decrease in the residential loans being sold to the secondary market during the fourth quarter of 2011.

Net Loans: Net loans increased $22.3 million, or 8.1%, to $295.4 million at December 31, 2011 compared to $273.1 million at December 31, 2010. This increase was primarily due to an increase in mortgage warehouse and five or more family residential loans during 2011. During 2011, we continued to see demand for refinance activity, particularly in the mortgage warehouse division on the east and west coasts of the country.

Mortgage warehouse loans increased $34.3 million, or 49.2%, to $103.9 million at December 31, 2011 compared to $69.6 million at December 31, 2010. Although the volume of such loans originated by the mortgage companies decreased to $2.0 billion in 2011 from $2.6 billion in 2010, we experienced an increase in outstanding balances during the fourth quarter of 2011. In 2010, a higher percentage of such loans were sold directly to government sponsored entities by the mortgage companies when compared to 2011. During 2011, the mortgage companies began selling a higher percentage of such loans to mortgage aggregators, or securitizers, in the secondary market which resulted in a longer turn time for such loans.

Five or more family residential loans increased $6.1 million, or 52.9%, to $17.7 million at December 31, 2011 compared to $11.6 million at December 31, 2010, primarily due to the addition of $6.1 million in loans secured by two residential apartment complex facilities in South Bend and La Porte, Indiana.

There was no material change in either commercial real estate or commercial business loans at December 31, 2011 compared to December 31, 2010, as loan demand remains slow during the current economic environment.

Total construction loans decreased $3.0 million, or 44.3%, to $3.8 million at December 31, 2011 compared to $6.8 million at December 31, 2010, primarily due to the completion of the construction of a residential apartment complex that converted to permanent financing.

One- to four-family residential loans decreased substantially during 2011, from $57.1 million at December 31, 2010 to $45.6 million at December 31, 2011. This decrease was primarily attributable to the continued refinance activity during 2011 in addition to the normal amortization of the seasoned loan portfolio. The Bank has continued to sell the majority of its fixed rate one- to four-family residential real estate loans originated throughout 2011. Management expects to continue to sell a majority of the one- to four-family loans originated in 2012, to reduce the interest rate exposure of fixed rate long term mortgages remaining on the balance sheet.

Consumer and home equity loan demand continued to remain sluggish throughout 2011, consistent with the economic conditions and overall consumer spending patterns. Home equity loans and lines of credit decreased $1.2 million, or 8.6%, to $13.0 million at December 31, 2011 compared to $14.2 million at December 31, 2010, partially as a result of consumers refinancing and consolidating their first and second mortgages at lower rates as well as the continued decline in home values. Other consumer loans, including indirect automobile loans, decreased $2.0 million, or 22.7%, to $6.9 million at December 31, 2011. This decrease was primarily attributable to the competitive interest rates offered through automobile dealers on indirect loans as well as an overall lack of consumer demand.

The allowance for loan losses balance decreased $171,000, or 4.3%, to $3.8 million at December 31, 2011 compared to $3.9 million at December 31, 2010, primarily due to net charge-offs of $1.3 million. Net charge-offs of $833,000 had been specifically reserved for in prior periods. The allowance for loan losses to total loans ratio was 1.26% at December 31, 2011 compared to 1.42% at December 31, 2010. The decrease in this ratio was primarily due to the significant increase in our outstanding mortgage warehouse loan balance at December 31, 2011 and the fact that this area of the loan portfolio has yet to experience a loss, resulting in a lower level of required allowance for loan losses. The allowance for loan losses to nonperforming loans ratio was 59.3% at December 31, 2011 compared to 57.2% at December 31, 2010.

Total nonperforming loans were $6.4 million at December 31, 2011 down from $6.9 million at December 31, 2010. Total nonperforming loans to total loans ratio was 2.13% at December 31, 2011 compared to 2.49% at December 31, 2010 attributable to the decrease in total nonperforming loans in addition to the increase in total loans over the same period. As of December 31, 2011, nonaccrual loans to real estate and land developers totaled $4.3 million, to entertainment and recreation businesses totaled $460,000, to accommodation and food services totaled $159,000, and to all other commercial industry types totaled $128,000. One- to four-family residential loans on nonaccrual totaled $1.3 million as of December 31, 2011. All other consumer loans on nonaccrual status totaled $22,000 at December 31, 2011.

Total nonperforming assets to total assets ratio decreased to 1.55% at December 31, 2011 compared to 1.89% at December 31, 2010, primarily due to a $504,000 decrease in other real estate owned in addition to the decrease in nonperforming loans. Fifteen properties were sold during 2011 with a recorded book value of $1.5 million, and ten new properties were transferred into other real estate owned during the same time period with a market value of $1.2 million. The current balance in other real estate owned includes the current market value of a property the company acquired in its acquisition of City Savings Bank in 2007, which was held for future branch development. The current market value of this property was $390,000 at December 31, 2011. The Company anticipates listing this property for sale in the future but does not anticipate that to occur in the near future.

Goodwill and other Intangible Assets: The Company’s goodwill totaled $8.4 million at December 31, 2011 and at December 31, 2010. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The annual impairment review of the $8.4 million of goodwill previously recorded was performed in the fourth quarter of 2011. The fair value of goodwill was estimated using a number of measurement methods. These included the application of various metrics from bank sale transactions for institutions comparable to LaPorte Bancorp, Inc. including the application of market-derived multiples of tangible book value and earnings, as well as estimations of the present value of future cash flows.

Based on this evaluation, management determined that the fair value of the reporting unit, which is defined as the Company as a whole, exceeded the carrying value of the goodwill, based on the opinion of an independent third party specialist that a control premium would be paid by a potential acquirer, such that the sale price per common share of the Company would exceed its book value per common share. Accordingly, no goodwill impairment was recognized in 2011.

As the Company’s market price per common share is currently trading close to its tangible book value per common share, it is reasonably possible that management may conclude that goodwill, totaling $8.4 million at December 31, 2011, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

Premises and Equipment: Net premises and equipment decreased $492,000, or 4.8%, to $9.8 million at December 31, 2011 compared to $10.3 million at December 31, 2010, primarily attributable to ongoing depreciation. There were no significant capital expenditures made during 2011.

Deposits: Total deposits increased $16.2 million, or 5.1%, to $333.6 million at December 31, 2011 compared to $317.3 million at December 31, 2010, primarily due to an increase in both interest and noninterest bearing deposits. The continued decline in interest rates offered on longer term certificates of deposit and the overall increase in consumer savings has contributed to the increase in liquid deposits as opposed to fixed rate longer term certificates of deposit.

Savings and money market accounts increased $15.1 million, or 15.9%, to $110.4 million at December 31, 2011, primarily attributable to an increase in public fund deposits of $13.3 million, which is used to help fund the increase in mortgage warehouse loans. Interest-bearing checking accounts increased $11.3 million, or 29.4%, to $49.9 million at December 31, 2011 and noninterest bearing checking accounts increased $4.0 million, or 11.4%, to $39.0 million at December 31, 2011.

Certificates of deposit and IRA balances decreased $14.2 million, or 9.6%, at December 31, 2011 compared to December 31, 2010, primarily due to the interest rate environment. Although management believes the interest rates offered on certificates of deposit have remained competitive, we have positioned them at or below the average rates offered in the market due to the pricing on alternative sources of funding.

Borrowed Funds: Total borrowed funds increased $10.4 million, or 14.5%, to $82.2 million at December 31, 2011 compared to $71.7 million at December 31, 2010, primarily attributable to a $10.3 million increase in FHLBI borrowings. The Company utilizes the FHLBI for the majority of its short-term variable liquidity needs for the temporary increases in the mortgage warehouse lending division. The Company also has an unsecured line of credit available at First Tennessee Bank that it can utilize for temporary liquidity needs. At both December 31, 2011 and 2010 this line was not being utilized.

Total Shareholders’ Equity: Total shareholders’ equity increased $5.7 million, or 11.3%, to $55.7 million at December 31, 2011 compared to $50.0 million at December 31, 2010, due to an increase in retained earnings of $3.1 million and an increase of $2.6 million in other comprehensive income (loss) on securities available for sale and interest rate swap derivatives. The increase in other comprehensive income (loss) is primarily due to a $3.1 million increase in other comprehensive income related to the Company’s available for sale investment portfolio. There was a decrease of $502,000 in other comprehensive income (loss) related to the interest rate swaps the Company has entered into as of December 31, 2011 compared to December 31, 2010, primarily attributable to the continued decline in interest rates and the impact this had on the fair value of these swaps. The interest rate swaps are tested monthly by an independent third party for effectiveness and at December 31, 2011 all of the interest rate swaps were effective. During 2011, the Company repurchased $134,000 of its stock. The Company paid its first dividend during the fourth quarter of 2011 resulting in a decrease of shareholders’ equity of $186,000.

Comparison of Operating Results for the Years Ended December 31, 2011 and December 31, 2010

Net Income: Net income increased $651,000, or 25.1%, to $3.2 million for the year ended December 31, 2011 compared to $2.6 million for the year ended December 31, 2010. Return on average assets for 2011 was 0.72% compared to 0.61% for 2010, and return on average equity increased to 6.15% from 5.12% over the same period. The increase in net income was primarily attributable to a decrease in the provision for loan losses of $2.3 million, partially offset by a decrease in noninterest income of $1.1 million.

Both mortgage warehouse and residential mortgage loan activity decreased during 2011 when compared to 2010. Increased competition for the mortgage warehouse lines as well as a slow refinance and purchase activity during the first six months of 2011, resulted in a decrease in both interest and fees on these loans. Despite the increase in mortgage warehouse loans to $103.9 million at December 31, 2011 from $69.6 million at December 31, 2010, the volume of such loans originated by the mortgage companies during 2011 decreased to $2.0 billion from $2.6 billion for 2010. A significant decrease in the cost of funding on both deposits and borrowed funds during 2011 assisted in partially offsetting the decrease in interest income, resulting in a slight decrease in net interest income of $192,000, or 1.4%.

Net Interest Income: Net interest income decreased $192,000, or 1.4%, for the year ended December 31, 2011 compared to the prior year, primarily due to a decrease in the net interest margin of 28 basis points to 3.31% from 3.59%, over the same period. This decrease was primarily due to a decrease in the interest and fee income on loans, attributable to the current interest rate environment, decreased demand and increased competition. The most significant impact was attributable to the average yield on the mortgage warehouse loan portfolio, which decreased 216 basis points during 2011 due to the competitive environment for warehouse lines. The average yield on interest-earning assets decreased 76 basis points during 2011, offset partially by a decrease in the average cost of interest-bearing liabilities of 54 basis points.

Interest and Dividend Income: Interest and dividend income decreased $1.6 million, or 7.6%, to $19.4 million for the year ended December 31, 2011 compared to the prior year, primarily due to a decrease in interest and fee income on loans of $1.8 million, or 10.3%. The average yield on loans decreased 57 basis points and the average outstanding loan balances decreased $4.3 million, for 2011. Interest income on taxable securities decreased to $2.4 million in 2011 from $2.6 million in 2010. The average yield on taxable securities decreased 88 basis points partially offset by an increase in the average outstanding balances of $20.7 million in 2011. The sluggish loan demand and current low interest rate environment continues to impact interest income and management expects this to continue in the near future.

Interest and fee income on mortgage warehouse loans decreased $732,000, or 15.7%, during 2011 when compared to 2010, with the average yield decreasing to 6.3% from 8.5% during the same period. The yield on this portfolio continues to be above our other lending product lines, and provides a key source of business to the Company.

Interest and fee income on one- to four-family residential loans decreased $833,000, or 21.7%, to $3.0 million for the year ended December 31, 2011 compared to the prior year, due to the decrease in the average outstanding balances of $12.7 million. The Bank continues to sell the majority of its fixed rate one- to four-family residential loans originated, and as a result, the continued refinance activity during 2011 contributed to the decrease in both the average outstanding balance and interest income. The average yield on one-to four-family residential loans decreased 16 basis points during 2011 when compared to the prior year due to the current low interest rate environment.

Interest and fee income on commercial real estate and business loans remained relatively unchanged between the years ended December 31, 2011 and 2010.

Interest income on five or more family residential loans increased $350,000, or 74.3%, for the year ended December 31, 2011 compared to the prior year, primarily attributable to an increase in the average outstanding balance of $6.0 million due to an increase in demand for these loans.

Interest income from taxable securities decreased $187,000, or 7.3%, to $2.4 million for the year ended December 31, 2011 compared to the prior year, due to the decrease in the average yield of 88 basis points, while the average outstanding balance increased $20.7 million. Management expects that the continued low interest rates will continue to negatively impact the yield on the portfolio. Interest income from tax exempt securities increased $331,000, or 28.7%, to $1.5 million during 2011, offsetting the decrease in interest income on taxable securities. The average outstanding balance on tax exempt securities also increased $7.2 million over the same period.

Dividend income from FHLBI stock increased $20,000, for the year ended December 31, 2011 compared to the prior year, attributable to an increase in the dividend yield of 64 basis points.

Interest Expense: Interest expense decreased $1.4 million, or 19.2%, to $5.9 million for the year ended December 31, 2011 compared to the prior year. The average cost of interest-bearing liabilities decreased 54 basis points to 1.65% during 2011 from 2.19% for the prior year, primarily attributable to both a decrease in average cost of certificates of deposit and IRA time deposits as well as a decrease in the average cost of borrowed funds. The average cost of certificates of deposit and IRA time deposits decreased 38 basis points to 2.30% in 2011 from 2.68% in 2010, and the average outstanding balance of these deposits decreased $4.9 million, resulting in a decrease in interest expense of $681,000 on such deposits. The average cost of money market accounts decreased 31 basis points to 0.57% in 2011 from 0.88% in 2010, while the average outstanding balance increased $26.9 million. The Company has continued to offer competitive interest rates on money market accounts in order to attract these relatively low cost deposits to help fund its mortgage warehouse division.

Interest expense on FHLBI advances decreased $629,000, to $1.5 million during 2011 due to a 112 basis point decline in the average cost on FHLBI advances to 2.81% in 2011. This decline was primarily due to a number of fixed rate longer term advances that matured during 2011 that were replaced at a significantly lower cost of funding.

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $1.1 million for the year ended December 31, 2011 compared to $3.5 million for the prior year. Net charge offs for 2011 and 2010 were $1.3 million and $2.3 million, respectively. Specific reserves of $833,000 were previously recorded for current year net charge-offs.

The decrease in the provision was primarily due to the large specific reserve recorded in the prior year, primarily attributable to two commercial loan relationships, which have since been charged off. One of the factors management considers when evaluating the allowance for loan losses is the historical loan loss experience. Given the overall economic concerns, we rely on more recent loan loss experience ranging from twelve to eighteen months to establish the minimum reserve ratios for the general loan pools.

Non-performing loans totaled $6.4 million at December 31, 2011 compared to $6.9 million at December 31, 2010. As a percentage of total loans, non-performing loans were 2.13% on December 31, 2011 compared to 2.49% on December 31, 2010.

Noninterest Income: Noninterest income decreased $1.1 million, or 28.6%, to $2.6 million in 2011 compared to 2010, primarily attributable to a decrease in net gain on securities of $436,000 in addition to an increase in losses on other assets of $206,000, due to the write-down of several other real estate owned properties during 2011 with deterioration in fair values over the time such properties were held in OREO. Service charge income decreased $198,000, or 27.2%, to $530,000 attributable to a decrease of $207,000 in NSF/overdraft fee income. The decrease was attributable to the new regulations impacting the Bank’s ability to charge for certain types of overdraft activity, which were implemented during the third quarter of 2010. Mortgage banking activities decreased $138,000, or 17.0%, to $676,000 during 2011, when compared to 2010 due to lower refinance activity in 2011 as compared to 2010. Although refinance activity increased in the last six months of 2011, we did not experience the significant increase we saw during the last six months of 2010.

Wire transfer fee income decreased $86,000, or 30.1%, attributable to the decrease in the mortgage warehouse loan activity. Partially offsetting the decrease in noninterest income was an increase in debit card income of $32,000, or 14.4%, attributable to the increase in our checking accounts during 2011.

Noninterest Expense: Noninterest expense increased $243,000, or 2.2%, to $11.1 million during 2011 compared to 2010, primarily due to an increase in salaries and wages of $280,000, or 4.8%. The expense attributed to the Company’s executive retirement plan increased $78,000, or 36.4%, primarily due to a decrease in the discount rate for 2011 used in calculating this expense. Group insurance increased $54,000, or 8.9%, during 2011 as a result of increased premiums. The Company implemented stock award and option plans during 2011, resulting in an expense of $71,000 during 2011. Advertising expense increased $23,000, or 11.7%, primarily due to an increase in the Bank’s advertising design services as well as an increase in promotional items purchased. Waived loan closing fees on home equity loans increased $32,000, primarily due to a promotion offered on home equity loans during the year.

Partially offsetting these increases in noninterest expense in 2011 was a decrease in bank examination fees of $58,000, or 10.8%, attributable to a change in the estimated quote for bank examination services. The amortization of intangibles expense decreased $63,000, or 23.9%, since the core deposit intangible asset is amortized into expense on an accelerated basis. FDIC insurance also decreased $27,000, or 6.2%, attributable to the change in the formula of the assessment and its impact on the Bank.

Income Taxes: Income tax expense increased $191,000, or 35.0%, to $736,000 for 2011 compared to 2010, primarily due to an increase in income before taxes of $842,000, as well as an increase in the effective tax rate. The effective tax rates for 2011 and 2010 were 18.5% and 17.4%, respectively. The effective tax rates fluctuate based on the ratio of total income before tax attributable to tax exempt securities and life insurance income, in addition to the amount of loan charge-offs during the year.

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

	Years Ended December 31,
	2011			2010			2009
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Loans	$260,245	$15,406	5.92%	$264,594	$17,171	6.49%	$237,837	$14,703	6.18%
Taxable securities	98,986	2,377	2.40	78,287	2,564	3.28	85,033	3,862	4.54
Tax exempt securities	36,493	1,486	4.07	29,320	1,155	3.94	14,005	582	4.16
Federal Home Loan Bank of Indianapolis stock	3,914	99	2.53	4,186	79	1.89	4,206	121	2.88
Fed funds sold and other interest-bearing deposits	9,204	23	0.25	5,183	11	0.21	1,952	4	0.20

Total interest-earning assets	408,842	19,391	4.74%	381,570	20,980	5.50%	343,033	19,272	5.62%
Noninterest-earning assets	41,485			41,332			41,630

Total assets	$450,327			$422,902			$384,663

Liabilities and equity:
Savings deposits	$48,660	42	0.09%	$45,363	51	0.11%	$43,918	52	0.12%
Money market/NOW accounts	100,048	570	0.57	73,119	643	0.88	42,505	352	0.83
CDs and IRAs	143,650	3,304	2.30	148,585	3,985	2.68	141,029	4,568	3.24

Total interest bearing deposits	292,358	3,916	1.34	267,067	4,679	1.75	227,452	4,972	2.19
FHLB advances	52,180	1,467	2.81	53,288	2,096	3.93	62,111	2,833	4.56
Subordinated debentures	5,155	281	5.45	5,155	281	5.45	5,155	267	5.18
FDIC guaranteed unsecured borrowings	4,947	201	4.06	4,883	201	4.12	4,287	177	4.13
Other secured borrowings	552	6	1.09	1,493	11	0.74	3,252	16	0.49

Total interest-bearing liabilities	355,192	5,871	1.65%	331,886	7,268	2.19%	302,257	8,265	2.73%

Noninterest-bearing demand deposits	37,019			35,865			31,081
Other liabilities	5,416			4,561			3,467

Total liabilities	397,627			372,312			336,805
Equity	52,700			50,590			47,858

Total liabilities and equity	$450,327			$422,902			$384,663

Net interest income		$13,520			$13,712			$11,007

Net interest rate spread			3.09%			3.31%			2.89%
Net interest-earning assets	$53,650			$49,684			$40,776

Net interest margin			3.31%			3.59%			3.21%
Average interest-earning assets to interest-bearing liabilities			115.10%			114.97%			113.49%

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

	Years Ended December 31, 2011 vs. 2010			Years Ended December 31, 2010 vs. 2009
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$(278)	$(1,487)	$(1,765)	$1,711	$757	$2,468
Taxable securities	588	(775)	(187)	(287)	(1,011)	(1,298)
Tax exempt securities	291	40	331	605	(32)	573
Federal Home Loan Bank of Indianapolis stock	(5)	25	20	(1)	(41)	(42)
Fed funds sold and other interest-bearing deposits	10	2	12	7	—	7

Total interest-earning assets	606	(2,195)	(1,589)	2,035	(327)	1,708

Interest-bearing liabilities:
Savings deposits	4	(13)	(9)	2	(3)	(1)
Money market/NOW accounts	194	(267)	(73)	268	23	291
CDs and IRAs	(129)	(552)	(681)	235	(818)	(583)
FHLB advances and federal funds purchased	(43)	(586)	(629)	(374)	(363)	(737)
Subordinated debentures	—	—	—	—	14	14
FDIC guaranteed borrowings	3	(3)	—	25	(1)	24
Other secured borrowings	(9)	4	(5)	(11)	6	(5)

Total interest-bearing liabilities	20	(1,417)	(1,397)	145	(1,142)	(997)

Change in net interest income	$586	$(778)	$(192)	$1,890	$815	$2,705

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

Quantitative Analysis. The table below sets forth, as of December 31, 2011, the estimated changes in the economic value of equity that would result from the designated changes in the United States Treasury yield curve over a 12 month non-parallel ramp for the LaPorte Savings Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets (3)
Changes in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio	Changes in Basis Points
	(Dollars in thousands)
+300	$57,019	$(3,923)	(6.44)%	12.43%	(0.25)%
+200	60,780	(163)	(0.27)	13.02	0.34
+100	61,693	750	1.23	13.01	0.33
0	60,943	—	—	12.68	—
-100	55,828	(5,114)	(8.39)	11.53	(1.15)
-200	52,040	(8,903)	(14.61)	10.68	(2.00)
-300	49,384	(11,559)	(18.97)	10.07	(2.61)

(1)	Assumes changes in interest rates over a 12 month non-parallel ramp.
(2)	EVE or Economic Value of Equity at Risk measures the Bank’s exposure to equity due to changes in a forecast interest rate environment.
(3)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.

The table above indicates that at December 31, 2011, in the event of a 100 basis point decrease in interest rates over a 12 month non-parallel ramp, we would experience an 8.39% decrease in economic value of equity. In the event of a 100 basis point increase in interest rates over a 12 month non-parallel ramp, the economic value would increase 1.23% in economic value of equity.

As a result of the current interest rate environment, the table above reflects a greater exposure to increasing interest rates in the event of a 200 and 300 basis point movement in interest rates over a 12 month non-parallel ramp.

The Company is also continuing to take steps to address its exposure to rising interest rates. For instance management executed an interest rate swap to address the exposure on its $5.0 million floating rate trust preferred debenture in April 2009, by swapping for a fixed five year effective rate of 5.54%. In October 2009, the Company executed a $10.3 million interest rate swap which took $10.3 million five year floating rate brokered certificates of deposit and swapped for a fixed five year effective rate of 3.19%. In February 2010, the Bank executed two interest rate swaps against $15.0 million in maturing FHLB advances. The first interest rate swap was against a $10.0 million adjustable rate advance tied to the three month LIBOR plus 0.25% for six years at an effective fixed rate of 3.69% and began in July 2010. The second interest rate swap was against a $5.0 million adjustable rate advance tied to the three month LIBOR plus 0.22% for five years with an effective fixed rate of 3.54% and began in September 2010. We will continue to look for opportunities to address our exposure to rising interest rates utilizing hedging strategies in the future. We are also continuing to sell a majority of the fixed rate one- to-four family residential real estate loans originated and continuing to originate the majority of commercial real estate loans at a variable rate with interest rate floors attached.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At December 31, 2011, $8.1 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $335,000 at December 31, 2011, not including scheduled or pre-payments from mortgage backed securities and CMOs. As of December 31, 2011, we had $72.0 million in borrowings outstanding from the Federal Home Loan Bank of Indianapolis and we have access to additional Federal Home Loan Bank advances of up to approximately $2.8 million. As of December 31, 2011, we had $0 in borrowings from the Federal Reserve Bank discount window and access to additional borrowings of up to approximately $10.0 million. During the fourth quarter of 2011, the Company was extended an accommodation from First Tennessee Bank National Association to borrow federal funds up to the amount of $20.0 million. This federal funds accommodation is not and shall not be a confirmed line or loan, and First Tennessee Bank National Association may cancel such accommodation at any time, in whole or in part, without cause or notice, in its sole discretion. At December 31, 2011, the Company’s borrowings from First Tennessee Bank National Association totaled $0. The market value of unpledged available for sale securities which could be pledged for additional borrowing purposes was $98.3 million at December 31, 2011.

At December 31, 2011, we had $30.9 million in loan commitments outstanding, of which $17.2 million was committed to originate unused home equity lines of credit, $3.4 million was committed to originate commercial lines of credit, $2.4 million was committed to originate unused commercial standby letters of credit, $4.0 million was committed to unused overdraft lines of credit, $1.1 million was committed to originate commercial real estate loans, $1.6 million was committed to originate unused commercial construction loans and $1.2 million was committed to originate unused residential construction loans. Certificates of deposit and IRAs due within one year of December 31, 2011 totaled $67.4 million, or 50.18% of certificates of deposit and IRAs. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, IRAs and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $6.5 million and $3.7 million for years ended December 31, 2011 and December 31, 2010, respectively. Net cash used in investing activities was $30.5 million and $39.8 million during the years ended December 31, 2011 and 2010. Investment securities cash flows had the most significant effect, as net cash from sales and maturities amounted to $59.1 million and $81.2 million and net cash utilized in purchases amounted to $66.4 million and $99.4 million during the years ended December 31, 2011 and December 31, 2010, respectively. During 2011, we used $134,000 to purchase treasury stock. Net cash provided by financing activities was $26.2 million for the year ended December 31, 2011. Deposit and borrowing cash flows have comprised most of our financing activities in 2011 and 2010. The net effect of our operating, investing and financing activities was to increase our cash and cash equivalents from $5.9 million at the beginning of fiscal year 2011 to $8.1 million at December 31, 2011.

We also have obligations under our post retirement plans as described in Notes 12 and 13 of the Notes to Consolidated Financial Statements. The post retirement benefit plans will require future payments to eligible plan participants. We contributed $52,000 to our 401(k) plan in each of 2011 and 2010. In addition, as part of the reorganization and offering, the employee stock ownership plan trust borrowed funds from LaPorte Bancorp and used those funds to purchase shares to be allocated to participants in our ESOP.

Off-Balance-Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and standby letters of credit. For information about our loan commitments, letters of credit and unused lines of credit, see Note 19 of the Notes to Consolidated Financial Statements.

For the years ended December 31, 2011 and 2010, we did not engage in any off-balance-sheet transactions other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities.

Recent Accounting Pronouncements

Adoption of New Accounting Standards:

In December 2010, the FASB amended existing guidance relating to goodwill impairment testing. This guidance requires that if the carrying amount of a reporting unit is zero or negative, a qualitative assessment be performed to determine if it is more likely than not that goodwill is impaired. Step 2 of the impairment test shall be performed if it is determined that it is more likely than not that goodwill is impaired. The amendments in this guidance were effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and was applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments were applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The adoption of this guidance did not have a material effect on the Company’s operating results or financial condition.

Newly Issued Not Yet Effective Standards:

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual periods beginning after December 15, 2011. The adoption of this amendment did not have a material effect on the Company’s operating results or financial condition.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this amendment will change the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholders’ equity.

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

For information regarding market risk see Item 7 — “Management’s Discussion and Analysis of Financial Conditions and Results of Operation.”

Item 8.	Financial Statements and Supplementary Data

The information regarding financial statements is incorporated herein by reference to LaPorte Bancorp’s 2011 Annual Report to Stockholders in the Financial Statements and the Notes thereto.

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

(b)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based upon the criteria set forth in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company’s management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

(c)	Changes in internal controls

There were no significant changes made in our internal control over financial reporting during the Company’s fourth quarter of the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) is incorporated herein by reference.

Item 11.	Executive Compensation

The “Proposal I—Election of Directors” section of the Company’s 2012 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I—Election of Directors” section of the Company’s 2012 Proxy Statement is incorporated herein by reference.

The following table sets forth information as of December 31, 2011 about Company common stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	213,678	$8.50	12,437
Equity compensation plans not approved by security holders	—		—

Total	213,678	$8.50	12,437

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Certain Related Persons” section of the Company’s 2012 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The “Proposal III – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2012 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)       Financial Statements

The following are filed as a part of this report by means of incorporation by reference to LaPorte Bancorp’s 2011 Annual Report to Stockholders:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets—at December 31, 2011 and 2010

(C)	Consolidated Statements of Income—Years ended December 31, 2011 and 2010

(D)	Consolidated Statements of Changes In Shareholders’ Equity—Years ended December 31, 2011 and 2010

(E)	Consolidated Statements of Cash Flows—Years ended December 31, 2011 and 2010

(F)	Notes to Consolidated Financial Statements.

(a)(2)       Financial Statement Schedules

None.

(a)(3)       Exhibits

3.1	Charter of LaPorte Bancorp, Inc. (1)

3.2	Bylaws of LaPorte Bancorp, Inc. (1)

4	Form of Common Stock Certificate of LaPorte Bancorp, Inc. (1)

10.1	Form of Employment Agreements for Lee A. Brady and Michele M. Thompson (1)

10.2	First Amendment to the Employment Agreement for Lee A. Brady (2)

10.3	Second Amendment to the Employee Agreement for Lee A. Brady (3)

10.4	First Amendment to the Employment Agreement for Michele M. Thompson (2)

10.5	Second Amendment to the Employment Agreement for Michele M. Thompson (3)

10.6	Employment Agreement between Patrick W. Collins and The LaPorte Savings Bank (4)

10.7	Amended and Restated Supplemental Executive Retirement Plan for Lee A. Brady (5)

10.8	Supplemental Executive Retirement Agreement between Michele M. Thompson and The LaPorte Savings Bank (5)

10.9	Supplemental Executive Retirement Agreement by and between Patrick W. Collins and The LaPorte Savings Bank (4)

10.10	Split Dollar Agreement by and between Patrick W. Collins and The LaPorte Savings Bank (4)

10.11	Split Dollar Agreement by and between Michele M. Thompson and The LaPorte Savings Bank (5)

10.12	Deferred Compensation Agreement (1)

10.13	First Amendment to the Deferred Compensation Agreement (2)

10.14	Employee Stock Ownership Plan and Trust (1)

10.15	LaPorte Bancorp, Inc. 2011 Equity Incentive Plan (6)

13	Consolidated Financial Statements

21	Subsidiaries of Registrant

23	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) the Consolidated Statements of Income for the years ended December 31, 2011 and 2010, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (v) the notes to the Consolidated Financial Statements

(1)

Incorporated by reference to the Registration Statement on Form S-1 of LaPorte Bancorp, Inc. (file no. 333-143526), originally filed with the Securities and Exchange Commission (“Commission”) on June 5, 2007.

(2)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 31, 2009.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2011.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2010.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 28, 2010.
(6)	Incorporated by reference to Exhibit 10 to the Registration Statement on Form S-8 filed with the Commission on October 27, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAPORTE BANCORP, INC.

Date: March 27, 2012	By:	/s/ Lee A. Brady
Lee A. Brady
Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lee A. Brady	Chief Executive Officer	March 27, 2012
Lee A. Brady	(Principal Executive Officer)

/s/ Michele M. Thompson	President and Chief Financial Officer	March 27, 2012
Michele M. Thompson	(Principal Financial and Accounting Officer)

/s/ Paul G. Fenker	Chairman of the Board	March 27, 2012
Paul G. Fenker

/s/ Mark A. Krentz	Secretary of the Board	March 27, 2012
Mark A. Krentz

/s/ Ralph F. Howes	Director	March 27, 2012
Ralph F. Howes

/s/ L. Charles Lukmann, III	Director	March 27, 2012
L. Charles Lukmann, III

/s/ Jerry L. Mayes	Vice Chairman of the Board	March 27, 2012
Jerry L. Mayes

/s/ Robert P. Rose	Director	March 27, 2012
Robert P. Rose

/s/ Dale A. Parkison	Director	March 27, 2012
Dale A. Parkison

/s/ Thomas D. Sallwasser	Director	March 27, 2012
Thomas D. Sallwasser