Form 10-Q
period 2012-03-31
LaPorte Bancorp, Inc.
filed 2012-05-14
CIK 1400848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

LAPORTE BANCORP, INC.

(Exact name of Registrant as Specified in Its Charter)

Federal		26-1231235
(State or Other Jurisdiction of Incorporation or Organization)	001-33733 (Commission File Number)	(I.R.S. Employer Identification Number)

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

Number of shares of common stock outstanding at May 11, 2012: 4,660,871

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

LAPORTE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from financial institutions	$5,668	$8,146
Interest-earning time deposits in other financial institutions	2,450	—
Securities available for sale	125,185	131,974
Federal Home Loan Bank (FHLB) stock, at cost (restricted)	3,817	3,817
Loans held for sale, at fair value	3,532	3,049
Loans, net of allowance for loan losses of $3,964 at March 31, 2012, $3,772 at December 31, 2011	294,576	295,359
Mortgage servicing rights	342	348
Other real estate owned	756	1,012
Premises and equipment, net	9,770	9,840
Goodwill	8,431	8,431
Other intangible assets	444	474
Bank owned life insurance	10,970	10,876
Accrued interest receivable and other assets	3,369	3,819

Total assets	$469,310	$477,145

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$42,114	$38,977
Interest bearing	299,757	294,583

Total deposits	341,871	333,560
Federal Home Loan Bank advances	60,007	72,021
Subordinated debentures	5,155	5,155
Federal Deposit Insurance Corporation guaranteed unsecured borrowings	—	4,981
Accrued interest payable and other liabilities	5,687	5,725

Total liabilities	412,719	421,442

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 4,871,801 shares issued; and 4,660,871 shares outstanding at March 31, 2012 and December 31, 2011	49	49
Additional paid-in capital	21,279	21,221
Surplus	770	770
Retained earnings	35,008	34,267
Accumulated other comprehensive income, net of tax of $797 at March 31, 2012 and $1,046 at December 31, 2011	2,096	2,031
Treasury stock, at cost (210,930 shares at March 31, 2012 and December 31, 2011)	(1,278)	(1,278)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,334)	(1,357)

Total shareholders’ equity	56,590	55,703

Total liabilities and shareholders’ equity	$469,310	$477,145

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Interest and dividend income
Loans, including fees	$4,109	$3,898
Taxable securities	503	575
Tax exempt securities	352	364
FHLB stock	28	26
Other interest income	5	11

Total interest and dividend income	4,997	4,874
Interest expense
Deposits	798	1,083
Federal Home Loan Bank advances	322	395
Subordinated debentures	70	69
FDIC guaranteed unsecured borrowings	37	50
Federal funds purchased and other short-term borrowings	1	—

Total interest expense	1,228	1,597

Net interest income	3,769	3,277

Provision for loan losses	228	28

Net interest income after provision for loan losses	3,541	3,249
Noninterest income
Service charges on deposits	107	136
ATM and debit card fees	97	93
Earnings on life insurance, net	94	96
Net gains on mortgage banking activities	222	96
Loan servicing fees, net	12	13
Net gains on sales and calls of securities	109	25
Losses on other assets	(150)	(21)
Other income	98	103

Total noninterest income	589	541

Noninterest expense
Salaries and employee benefits	1,658	1,521
Occupancy and equipment	489	505
Data processing	127	108
Advertising	74	39
Bank examination fees	81	82
Amortization of intangibles	30	58
FDIC insurance	84	133
Collection and other real estate owned	28	34
Other expenses	385	362

Total noninterest expense	2,956	2,842

Income before income taxes	1,174	948

Income tax expense	247	170

Net income	$927	$778

Earnings per share (Note 3):
Basic	$0.20	$0.18
Diluted	0.20	0.18

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Net income	$927	$778

Other comprehensive income:
Unrealized gains/losses on securities
Unrealized holding gain arising during the period	124	581
Reclassification adjustment for gains included in net income	(109)	(25)

Net unrealized gains	15	556
Tax effect	(6)	(189)

Net of tax	9	367
Unrealized gains/losses on cash flow hedges
Unrealized holding gain arising during the period	83	314

Net unrealized gains	83	314
Tax effect	(27)	(107)

Net of tax	56	207

Total other comprehensive income	65	574

Comprehensive income	$992	$1,352

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended March 31, 2012 and 2011

(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Unearned ESOP Shares	Total
Balance at January 1, 2011	$48	$21,160	$770	$31,211	$(550)	$(1,144)	$(1,447)	$50,048
Net income	—	—	—	778	—	—	—	778
Other comprehensive income	—	—	—	—	574	—	—	574
ESOP shares earned, 2,261 shares	—	(1)	—	—	—	—	22	21

Balance at March 31, 2011	$48	$21,159	$770	$31,989	$24	$(1,144)	$(1,425)	$51,421

Balance at January 1, 2012	$49	$21,221	$770	$34,267	$2,031	$(1,278)	$(1,357)	$55,703
Net income	—	—	—	927	—	—	—	927
Other comprehensive income	—	—	—	—	65	—	—	65
Cash dividends on common stock ($0.04 per share)	—	—	—	(186)	—	—	—	(186)
ESOP shares earned, 2,261 shares	—	(3)	—	—	—	—	23	20
Stock award and option expense	—	61	—	—	—	—	—	61

Balance at March 31, 2012	$49	$21,279	$770	$35,008	$2,096	$(1,278)	$(1,334)	$56,590

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$927	$778
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	150	169
Provision for loan losses	228	28
Net gains on securities	(109)	(25)
Net gains on sales of loans	(204)	(80)
Originations of loans held for sale	(10,890)	(6,464)
Proceeds from sales of loans held for sale	10,611	10,099
Recognition of mortgage servicing rights	(19)	(16)
Amortization of mortgage servicing rights	29	28
Net change in loan servicing rights valuation allowance	(4)	—
Net losses on sales of other real estate owned	14	11
Write down of other real estate owned	137	2
Earnings on life insurance, net	(94)	(96)
Amortization of intangible assets	30	58
ESOP compensation expense	20	21
Stock compensation expense	61	—
Amortization of issuance costs of unsecured borrowings	19	16
Change in assets and liabilities:
Accrued interest receivable and other assets	417	393
Accrued interest payable and other liabilities	45	123

Net cash from operating activities	1,368	5,045

Cash flows from investing activities
Net change in loans	436	8,017
Proceeds from sales of other real estate owned	224	150
Proceeds from maturities, calls and principal repayments of securities available for sale	7,388	3,922
Proceeds from sales of securities available for sale	12,668	923
Purchase of interest-bearing time deposits at other financial institutions	(2,450)	—
Purchases of securities available for sale	(13,143)	(14,319)
Premises and equipment expenditures, net	(80)	(40)

Net cash from investing activities	5,043	(1,338)

Cash flows from financing activities
Net change in deposits	8,311	6,051
Net change in FHLB advances	(12,014)	(8,831)
Dividends paid on common stock	(186)	—
Repayment of FDIC guaranteed unsecured borrowing	(5,000)	—

Net cash from financing activities	(8,889)	(2,780)

Net change in cash and cash equivalents	(2,478)	927
Cash and cash equivalents at beginning of period	8,146	5,868

Cash and cash equivalents at end of period	$5,668	$6,795

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$1,270	$1,632
Income taxes paid	—	—
Supplemental noncash disclosures:
Transfers from loans receivable to other real estate owned	$119	$472

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The unaudited consolidated financial statements included herein include the accounts of LaPorte Bancorp, Inc. (“the Bancorp”), its wholly owned subsidiary, The LaPorte Savings Bank (“the Bank”) and the Bank’s wholly owned subsidiary, LSB Investments, Inc., Nevada (“LSB Inc.”), together referred to as “the Company”. The Bancorp was formed on October 12, 2007. LSB Inc. was formed on October 1, 2011 to manage a portion of the Bank’s investment portfolio. Intercompany transactions and balances are eliminated in consolidation.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Form 10-K Annual Report of LaPorte Bancorp, Inc. for the fiscal year ended December 31, 2011.

The results for the three-month period ended March 31, 2012 may not indicate the results to be expected for the full year ending December 31, 2012.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition, but the additional disclosures are included in Note 6.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this amendment changed the presentation of the statement of comprehensive income for the Company to two consecutive statements instead of presented as part of the consolidated statement of shareholders’ equity.

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 3 – EARNINGS PER SHARE

Basic earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common share equivalents (-0- for the three months ended March 31, 2012 and 2011). Stock options for 213,678 and 0 shares for the three months ended March 31, 2012 and 2011 were not considered in computing diluted earnings per share because they were antidilutive. The factors used in the earnings per common share computation follow:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Basic
Net income	$927	$778

Weighted average common shares outstanding	4,660,871	4,586,363
Less: Average unallocated ESOP shares	(134,540)	(143,585)

Average shares	4,526,332	4,442,778

Basic earnings per common share	$0.20	$0.18

Diluted
Net income	$927	$778

Weighted average common shares outstanding for basic earnings per common share	4,526,332	4,442,778
Add: Dilutive effects of assumed exercises of stock options	—	—

Average shares and dilutive potential common shares	4,526,332	4,442,778

Diluted earnings per common share	$0.20	$0.18

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

March 31, 2012

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency obligations	$9,154	$389	$(19)	$9,524
State and municipal	39,150	3,135	(1)	42,284
Mortgage-backed securities – residential	18,950	735	(14)	19,671
Government agency sponsored collateralized mortgage obligations	49,770	1,152	(56)	50,866
Corporate debt securities	2,808	50	(18)	2,840

Total	$119,832	$5,461	$(108)	$125,185

December 31, 2011

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency obligations	$12,187	$414	$—	$12,601
State and municipal	40,012	3,094	—	43,106
Mortgage-backed securities – residential	30,946	872	(29)	31,789
Government agency sponsored collateralized mortgage obligations	43,491	1,001	(14)	44,478

Total	$126,636	$5,381	$(43)	$131,974

At March 31, 2012 and December 31, 2011, all of our mortgage-backed securities were issued by U.S. government-sponsored enterprises and all of our collateralized mortgage obligations were issued by either U.S. government-sponsored enterprises or the U.S. Small Business Administration.

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE—continued

Securities with unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

March 31, 2012	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. federal agency obligations	$981	$(19)	$—	$—	$981	$(19)
State and municipal	248	(1)	—	—	248	(1)
Mortgage-backed securities – Residential	1,049	(14)	—	—	1,049	(14)
Government agency sponsored collateralized mortgage obligations	8,886	(56)	—	—	8,886	(56)
Corporate debt securities	982	(18)	—	—	982	(18)

Total temporarily impaired	$12,146	$(108)	$—	$—	$12,146	$(108)

December 31, 2011	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed securities – residential	$5,646	$(29)	$—	$—	$5,646	$(29)
Government agency sponsored collateralized mortgage obligations	2,147	(14)	—	—	2,147	(14)

Total temporarily impaired	$7,793	$(43)	$—	$—	$7,793	$(43)

At March 31, 2012, the Company held 9 investments in debt securities which were in an unrealized loss position of which all were in an unrealized loss position for less than twelve months. At December 31, 2011, the Company held 6 investments in debt securities which were in an unrealized loss position of which all were in an unrealized loss position for less than twelve months. Management periodically evaluates each investment security for potential other-than-temporary impairment, relying primarily on industry analyst reports and observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted declines in fair value are considered temporary and due only to normal market interest rate fluctuations. The Company does not intend to sell the securities and is not more likely than not to be required to sell these debt securities before their anticipated recovery.

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE—continued

Sales of securities available for sale for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Proceeds	$12,668	$932
Gross gains	121	25
Gross losses	(16)	—

Proceeds from calls of securities available for sale during the three months ended March 31, 2012 and 2011 were $3,275 and $45, with gross gains of $4 and $0 and gross losses of $0 and $15, respectively.

The amortized cost and fair value of debt securities at March 31, 2012 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations (“CMO”), are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one to five years	14,328	14,941
Due from five to ten years	9,940	10,832
Due after ten years	26,844	28,875

Subtotal	51,112	54,648
Mortgage-backed securities and CMOs	68,720	70,537

Total	$119,832	$125,185

Securities pledged at March 31, 2012 and December 31, 2011 had a carrying amount of approximately $37,562 and $33,661, respectively, and were pledged to secure public deposits, FHLB advances, short-term borrowings through the Federal Reserve Discount Window, treasury tax and loan payments and cash flow hedges.

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS

Loans at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Commercial	$127,495	$126,559
Mortgage	42,605	45,576
Mortgage warehouse	105,879	103,864
Residential construction	2,660	3,047
Indirect auto	1,971	2,249
Home equity	13,070	12,966
Consumer and other	4,708	4,693

Subtotal	298,388	298,954
Less: Net deferred loan (fees) costs	152	177
Allowance for loan losses	(3,964)	(3,772)

Loans, net	$294,576	$295,359

As of March 31, 2012, the Bank’s mortgage warehouse division had repurchase agreements with ten mortgage companies. During the first quarter of 2012, the mortgage companies originated $538,161 in mortgage loans and sold $534,786 in mortgage loans. The Bank recorded interest income of $1,204 and mortgage warehouse loan fees of $167 which are included in loan interest income and wire transfer fees of $54 which are included in noninterest income during the first quarter of 2012 attributable to the mortgage warehouse lines.

As of March 31, 2011, the Bank’s mortgage warehouse division had repurchase agreements with nine mortgage companies. During the first quarter of 2011, the mortgage companies originated $555,622 in mortgage loans and sold $565,767 in mortgage loans. The Bank recorded interest income of $762 and mortgage warehouse loan fees of $172 which are included in loan interest income and wire transfer fees of $56 which are included in noninterest income during the first quarter of 2011 attributable to the mortgage warehouse lines.

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 and 2011:

	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Indirect Auto	Home Equity	Consumer and Other	Unallocated	Total
For the three months ended March 31, 2012
Allowance for loan losses:
Beginning balance	$2,774	$374	$393	$3	$19	$119	$90	$—	$3,772
Charge-offs	(19)	(21)	—	—	—	—	(6)	—	(46)
Recoveries	—	—	—	—	3	—	7	—	10
Provision	245	(18)	13	1	(5)	1	(9)	—	228

Ending balance	$3,000	$335	$406	$4	$17	$120	$82	$—	$3,964

For the three months ended March 31, 2011
Allowance for loan losses:
Beginning balance	$3,147	$389	$139	$17	$28	$142	$81	$—	$3,943
Charge-offs	(368)	(70)	—	—	—	—	(10)	—	(448)
Recoveries	—	—	—	—	1	—	6	—	7
Provisions	(144)	110	23	—	(1)	16	24	—	28

Ending balance	$2,635	$429	$162	$17	$28	$158	$101	$—	$3,530

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012:

	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Indirect Auto	Home Equity	Consumer and Other	Unallocated	Total
March 31, 2012
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$196	$98	$—	$—	$—	$10	$—	$—	$304
Collectively evaluated for impairment	2,804	237	406	4	17	110	82	—	3,660
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—

Total ending allowance	$3,000	$335	$406	$4	$17	$120	$82	$—	$3,964

Loans:
Loans individually evaluated for impairment	$4,980	$1,641	$—	$—	$—	$14	$—	$—	$6,635
Loans collectively evaluated for impairment	121,801	40,809	105,879	2,660	1,970	13,105	4,712	—	290,936
Loans acquired with deteriorated credit quality	818	151	—	—	—	—	—	—	969

Total ending loan balance	$127,599	$42,601	$105,879	$2,660	$1,970	$13,119	$4,712	$—	$298,540

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011:

	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Indirect Auto	Home Equity	Consumer and Other	Unallocated	Total
December 31, 2011
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$112	$128	$—	$—	$—	$11	$—	$—	$251
Collectively evaluated for impairment	2,662	246	393	3	19	108	90	—	3,521
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—

Total ending allowance	$2,774	$374	$393	$3	$19	$119	$90	$—	$3,772

Loans:
Loans individually evaluated for impairment	$4,630	$1,630	$—	$—	$—	$14	$—	$—	$6,274
Loans collectively evaluated for impairment	121,236	43,788	103,864	3,045	2,249	13,002	4,697	—	291,881
Loans acquired with deteriorated credit quality	824	152	—	—	—	—	—	—	976

Total ending loan balance	$126,690	$45,570	$103,864	$3,045	$2,249	$13,016	$4,697	$—	$299,131

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following table presents information related to impaired loans by class of loans as of and for the three months ended March 31, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Commercial:
Real estate	$1,408	$1,408	$—	$1,422	$2	$—
Land	2,527	2,527	—	2,528	3	—
Mortgage	1,044	1,044	—	1,079	3	—

Subtotal	4,979	4,979	—	5,029	8	—

With an allowance recorded:
Commercial:
Commercial and other	—	—	—	23	—	—
Real estate	500	501	76	502	—	—
Land	544	544	120	549	—	—
Mortgage	597	597	98	633	—	—
Home equity	14	14	10	14	—	—

Subtotal	1,655	1,656	304	1,721	—	—

Total	$6,634	$6,635	$304	$6,750	$8	$—

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following table presents information related to impaired loans by class of loans as of and for the three months ended March 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Commercial:
Commercial and other	$28	$28	$—	$29	$—	$—
Real estate	1,166	1,166	—	1,162	4	—
Land	2,248	2,248	—	2,248	12	—
Mortgage	637	636	—	640	11	—
Residential construction:
Land	87	87	—	87	—	—

Subtotal	4,166	4,165	—	4,166	27	—

With an allowance recorded:
Commercial:
Real estate	1,298	1,299	357	1,300	6	—
Land	712	713	119	713	—	—
Mortgage	271	271	52	274	—	—
Home equity	377	377	26	377	—	—

Subtotal	2,658	2,660	554	2,664	6	—

Total	$6,824	$6,825	$554	$6,830	$33	$—

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following table presents information related to impaired loans by class of loans as of December 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial:
Real estate	$1,299	$1,298	$—
Land	2,248	2,248	—
Mortgage	945	945	—

Subtotal	4,492	4,491	—

With an allowance recorded:
Commercial:
Commercial and other	28	29	6
Real estate	502	503	29
Land	552	552	77
Mortgage	685	685	128
Home equity	14	14	11

Subtotal	1,781	1,783	251

Total	$6,273	$6,274	$251

The recorded investment in loans does not include accrued interest.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2012 and December 31, 2011:

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Commercial:
Commercial and other	$32	$62	$—	$—
Real estate	2,007	2,027	—	—
Land	3,005	2,800	—	—
Mortgage	1,448	1,454	—	—
Indirect auto	7	8	—	—
Home equity	14	14	—	—

Total	$6,513	$6,365	$—	$—

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following table presents the aging of the recorded investment in past due loans as of March 31, 2012 and December 31, 2011 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2012
Commercial:
Commercial and other	$—	$—	$—	$—	$21,549	$21,549
Real estate	1,042	—	1,542	2,584	80,733	83,317
Five or more family	—	—	—	—	12,995	12,995
Construction	—	—	—	—	590	590
Land	213	66	2,248	2,527	6,621	9,148
Mortgage	1,158	—	1,054	2,212	40,389	42,601
Mortgage warehouse	—	—	—	—	105,879	105,879
Residential construction:
Construction	96	—	—	96	2,150	2,246
Land	—	—	—	—	414	414
Indirect	17	—	7	24	1,946	1,970
Home equity	15	—	14	29	13,090	13,119
Consumer and other	133	—	—	133	4,579	4,712

Total	$2,674	$66	$4,865	$7,605	$290,935	$298,540

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2011
Commercial:
Commercial and other	$—	$—	$29	$29	$18,077	$18,106
Real estate	1,057	128	1,589	2,774	77,702	80,476
Five or more family	43	—	—	43	17,670	17,713
Construction	—	—	—	—	1,172	1,172
Land	216	—	2,248	2,464	6,759	9,223
Mortgage	1,293	55	1,115	2,463	43,107	45,570
Mortgage warehouse	—	—	—	—	103,864	103,864
Residential construction:
Construction	—	—	—	—	2,629	2,629
Land	—	—	—	—	416	416
Indirect auto	27	—	8	35	2,214	2,249
Home equity	—	—	14	14	13,002	13,016
Consumer and other	—	14	—	14	4,683	4,697

Total	$2,636	$197	$5,003	$7,836	$291,295	$299,131

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

Troubled Debt Restructurings:

At March 31, 2012 and December 31, 2011, the outstanding balance of loans that were modified as troubled debt restructurings totaled $251 and $254, respectively. All of these loans were considered nonperforming troubled debt restructurings. The Company has allocated $13 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and December 31, 2011. The Company has not committed to lend additional amounts as of March 31, 2012 to customers with outstanding loans that are classified as troubled debt restructurings.

During the three months ended March 31, 2012, the Bank did not modify any loans which were considered to be troubled debt restructurings. During the year ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

For the three months ended March 31, 2012, no troubled debt restructurings defaulted within twelve months following the modification.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s management loan committee.

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

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The Bank monitors credit quality on loans not rated through the loan’s individual payment performance. As of March 31, 2012, the most recent analysis performed, and December 31, 2011 the risk category of loans by class of loans is as follows:

	Not Rated	Pass	Special Mention	Substandard	Doubtful
March 31, 2012
Commercial:
Commercial and other	$152	$21,024	$373	$—	$—
Real estate	74	69,074	7,573	6,535	61
Five or more family	205	9,006	3,784	—	—
Construction	—	506	84	—	—
Land	—	5,416	660	3,072	—
Mortgage	35,160	5,091	466	1,884	—
Mortgage warehouse	105,879	—	—	—	—
Residential construction:
Construction	2,246	—	—	—	—
Land	414	—	—	—	—
Indirect auto	1,970	—	—	—	—
Home equity	12,563	307	91	158	—
Consumer and other	3,815	897	—	—	—

Total	$162,478	$111,321	$13,031	$11,649	$61

	Not Rated	Pass	Special Mention	Substandard	Doubtful
December 31, 2011
Commercial:
Commercial and other	$67	$17,500	$510	$29	$—
Real estate	16	65,136	11,658	3,605	61
Five or more family	208	13,520	3,985	—	—
Construction	—	1,079	93	—	—
Land	—	5,447	694	3,082	—
Mortgage	37,769	4,946	722	2,133	—
Mortgage warehouse	103,864	—	—	—	—
Residential construction:
Construction	2,629	—	—	—	—
Land	416	—	—	—	—
Indirect auto	2,249	—	—	—	—
Home equity	12,623	121	92	180	—
Consumer and other	3,776	921	—	—	—

Total	$163,617	$108,670	$17,754	$9,029	$61

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

Purchased Loans

The Company purchased loans during 2007, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of those loans is as follows:

	March 31, 2012	December 31, 2011
Commercial:
Commercial and other	$32	$36
Real estate	917	923
Mortgage	153	154

Outstanding balance	$1,102	$1,113

Carrying amount, net of allowance of $0	$970	$977

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended March 31,
	2012	2011
Beginning balance	$193	$250
Reclassification from non-accretable yield	4	8
Accretion of income	(18)	(22)

Ending balance	$179	$236

For the purchased loans disclosed above, the Company did not increase the allowance for loan losses during 2012 or 2011. No allowance for loan losses were reversed during 2012 or 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

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

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals performed by qualified independent third-party appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including cost, comparable sales and the income approach. The cost approach is based on the cost to replace the existing property. The comparable sales approach evaluates the sales prices of comparable properties within the same market area. The income approach considers net operating income generated by the property and the rate of return required by an investor. Adjustments are routinely made in the appraisal process by the independent third-party appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE - continued

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals performed by qualified independent third-party appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including cost, comparable sales and the income approach. The cost approach is based on the cost to replace the existing property. The comparable sales approach evaluates the sales prices of comparable properties within the same market area. The income approach considers net operating income generated by the property and the rate of return required by an investor. Adjustments are routinely made in the appraisal process by the independent third-party appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

The President/Chief Financial Officer (“President/CFO”) and Executive Vice President – Credit (“EVP – Credit”) are responsible for determining the valuation processes and procedures for the fair value measurement of impaired loans and other real estate owned properties. The President/CFO and EVP – Credit review impaired loans and other real estate owned properties on a quarterly basis to determine the accuracy of the observable inputs, generally third party appraisals, auction values, values derived from trade publications and any additional data received from the borrower, and the appropriateness of unobservable inputs, generally discounts due to collection issues and current market conditions. The EVP – Credit determines discounts based on the valuation source and asset type for impaired loans. These discounts are reviewed periodically, annually at a minimum, for appropriateness. Current trends in market values and gains and losses on sales of similar assets are also considered when determining discounts of asset categories.

At March 31, 2012, discounts applied when calculating the fair value of impaired loans ranged from 0% to approximately 35% depending on the source of value and the nature of the assets securing these loans. Real estate collateral is valued based on evaluations or appraisals and are generally discounted by 20%, with higher discounts for properties in poor condition or property with characteristics which may make it more difficult to market. Commercial loans not secured by real estate are generally discounted 30% for receivables, 50% to 75% for inventory with higher discounts when monthly borrowing base certificates are not required or received and 15% of trade publication and auction values for automobiles.

At March 31, 2012, discounts applied to the calculation of the fair value of other real estate owned properties ranged from 0% to approximately 40%. The fair value of other real estate owned properties are based on the lower of cost or fair value of the underlying collateral less expected selling costs. Collateral values are estimated primarily through appraisals. If properties are held in other real estate owned for longer than 12 – 18 months a new appraisal is obtained.

Mortgage Servicing Rights: On a quarterly basis, loan servicing rights are evaluated for impairment based on the fair value of the rights as compared to the carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. Fair value is determined at a tranche level, based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2). Fair value at March 31, 2012 was determined using a discount rate of 9.0%, prepayment speeds ranging from 9.6% to 24.0%, depending on the stratification of the specific right, and a weighted average default rate of approximately 0.5%. Fair value at December 31, 2011 was determined using a discount rate of 9.0%, prepayment speeds ranging from 14.3% to 23.8%, depending on the stratification of the specific right, and a weighted average default rate of approximately 0.5%.

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE - continued

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at
		March 31, 2012
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available for sale
U.S. federal agency obligations	$9,524	$—	$9,524	$—
State and municipal	42,284	—	42,284	—
Mortgage-backed securities-residential	19,671	—	19,671	—
Government agency sponsored collateralized mortgage obligations	50,866	—	50,866	—
Corporate debt securities	2,840	—	2,840	—

Total investment securities Available-for-sale	$125,185	$—	$125,185	$—

Loans held for sale	$3,532	$—	$3,532	$—

Derivatives – residential mortgage loan commitments	$65	$—	$65	$—

Financial Liabilities
Derivatives – interest rate swaps	$(2,190)	$—	$(2,190)	$—

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE - continued

		Fair Value Measurements at
		December 31, 2011
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available for sale
U.S. federal agency obligations	$12,601	$—	$12,601	$—
State and municipal	43,106	—	43,106	—
Mortgage-backed securities – residential	31,789	—	31,789	—
Government agency sponsored collateralized mortgage obligations	44,478	—	44,478	—

Total investment securities available-for-sale	$131,974	$—	$131,974	$—

Loans held for sale	$3,049	$—	$3,049	$—

Derivatives – residential mortgage loan commitments	$57	$—	$57	$—

Financial Liabilities
Derivatives – interest rate swaps	$(2,283)	$—	$(2,283)	$—

There were no transfers between Level 1 and Level 2 during the periods indicated above.

Loans held for sale were carried at the fair value of $3,532, which was made up of the outstanding balance of $3,485, net of a valuation of $47 at March 31, 2012, resulting in income of $4 for the three months ended March 31, 2012. At March 31, 2011, loans held for sale were carried at the fair value of $601, which was made up of the outstanding balance of $591, net a valuation of $10, resulting in income of $(36) for the three months ended March 31, 2011.

The difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale was:

	March 31, 2012
	Aggregate		Contractual
	Fair Value	Difference	Principal
Loans held for sale	$3,532	$47	$3,485

	December 31, 2011
	Aggregate		Contractual
	Fair Value	Difference	Principal
Loans held for sale	$3,049	$43	$3,006

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE - continued

For items for which the fair value option has been elected, interest income is recorded within the consolidated statements of income and comprehensive income based on the contractual amount of interest income earned on financial assets (none were delinquent or in nonaccrual status).

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended March 31, 2012 and 2011:

	Changes in Fair Values for the three months ended March 31, 2012 and 2011, for the Items Measured at Fair Value Pursuant to Election of the Fair Value Option
				Total Changes
				in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
	Losses	Income	Expense	Earnings
Three Months Ended March 31, 2012
Assets:
Loans held for sale	$4	$12	$—	$16

Three Months Ended March 31, 2011
Assets:
Loans held for sale	$(36)	$10	$—	$(26)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		March 31, 2012
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans Commercial:
Real estate	$424	$—	$—	$424
Land	424	—	—	424
Mortgage	499	—	—	499
Home equity	4	—	—	4
Other real estate owned, net Commercial:
Real estate	178	—	—	178
Land	412	—	—	412
Mortgage servicing rights	275	—	275	—

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE - continued

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		December 31, 2011
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans Commercial:
Commercial and other	$22	$—	$—	$22
Real Estate	473	—	—	473
Land	475	—	—	475
Mortgage	557	—	—	557
Home equity	3	—	—	3
Other real estate owned, net Commercial:
Real Estate	365	—	—	365
Mortgage	93	—	—	93
Mortgage servicing rights	271	—	271	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,655, with a valuation allowance of $304 at March 31, 2012, resulting in an additional provision for loan losses of $71 for the three months ended March 31, 2012. At March 31, 2011, impaired loans had a carrying amount of $2,658, with a valuation allowance of $554, resulting in an additional provision for loan losses of $93 for the three months ended March 31, 2011.

Other real estate owned, which is measured at the lower of cost or fair value less costs to sell, had a net carrying amount of $590, which was made up of the outstanding balance of $727 net a valuation allowance of $137 at March 31, 2012, resulting in a write-down of $137 for the three months ended March 31, 2012. At March 31, 2011, other real estate owned had a net carrying amount of $10, which was made up of the outstanding balance of $12 net a valuation allowance of $2, resulting in a write-down of $2 for the three months ended March 31, 2011.

Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $275, which was made up of the outstanding balance of $389, net of a valuation allowance of $114, resulting in a charge of $(5) for the three months ended March 31, 2012. At March 31, 2011, mortgage servicing rights were carried at their fair value of $263, which was made up of the outstanding balance of $355, net of a valuation allowance of $92, resulting in a charge of $0 for the three months ended March 31, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments, at March 31, 2012 are as follows:

		Fair Value Measurements at
		March 31, 2012
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from financial institutions	$5,668	$5,668	$—	$—
Interest-earning time deposits at other financial institutions	2,450	2,450	—	—
Securities available for sale	125,185	—	125,185	—
Federal Home Loan Bank stock	3,817	N/A	N/A	N/A
Loans held for sale	3,532	—	3,532	—
Loans, net	294,576	—	—	299,995
Accrued interest receivable	1,395	4	803	588

Financial liabilities
Deposits	(341,871)	—	(339,019)	—
Federal Home Loan Bank advances	(60,007)	—	(62,253)	—
Subordinated debentures	(5,155)	—	—	(4,905)
Accrued interest payable	(354)	—	(354)	—
Derivatives – interest rate swaps	(2,190)	—	(2,190)	—

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE - continued

The carrying amounts and estimated fair values of financial instruments, at December 31, 2011 are as follows:

	Carrying	Fair
	Amount	Value
Financial assets
Cash and due from financial institutions	$8,146	$8,146
Securities available-for-sale	131,974	131,974
Federal Home Loan Bank stock	3,817	N/A
Loans held for sale	3,049	3,049
Loans, net	295,359	301,293
Accrued interest receivable	1,518	1,518

Financial liabilities
Deposits	$(333,560)	$(331,486)
Federal Home Loan Bank advances	(72,021)	(74,307)
Subordinated debentures	(5,155)	(4,582)
FDIC guaranteed unsecured borrowings	(4,981)	(4,989)
Accrued interest payable	(396)	(396)
Derivatives – interest rate swaps	(2,283)	(2,283)

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

Cash and due from financial institutions: The carrying amounts of cash and due from financial institutions approximate fair values and are classified as Level 1.

Interest-earning time deposits at other financial institutions: The carrying amounts of interest-earning time deposits at other financial institutions approximate fair values and are classified as Level 1.

Federal Home Loan Bank stock: It is not practical to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability.

Loans: The fair values of loans is based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in Level 2 classification.

Deposits: The fair values disclosed for demand deposits are estimated using a cash flow calculation reduced by decay rate assumptions. These cash flows are discounted to the current market rate and a functional cost to recognize the inherent costs of servicing these accounts. This results in a Level 2 classification. Fair values of fixed rate certificates of deposit are estimated using a cash flow calculation reduced by known maturities, estimated principal payments and estimated early withdrawal amounts. These cash flows are discounted to the current market rate. This results in a Level 2 calculation.

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE - continued

Borrowings: The fair values of the Company’s Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

The fair value of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

Accrued Interest Receivable/Payable: The carrying amounts of accrued interest approximate fair value resulting in a Level 1, Level 2 or Level 3 classification based on the underlying asset or liability.

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with notional amounts of $30.25 million as of March 31, 2012 and December 31, 2011, were designated as cash flow hedges of subordinated debentures, certain CDARS deposits and FHLB advances, and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or the Company discontinues hedge accounting. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. The Company does not expect any amounts to be reclassed from other comprehensive income (loss) over the next 12 months.

Information related to the interest-rate swaps designated as cash flow hedges as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Subordinated debentures
Notional amount	$5,000	$5,000
Fixed interest rate payable	5.54%	5.54%
Variable interest rate receivable (Three month LIBOR plus 3.10%)	3.57%	3.67%
Unrealized losses	(187)	(192)
Maturity date	March 26, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 7 – DERIVATIVES – continued

	March 31, 2012	December 31, 2011
CDARS deposits
Notional amount	$10,250	$10,250
Fixed interest rate payable	3.19%	3.19%
Variable interest rate receivable (One month LIBOR plus 0.55%)	0.79%	0.84%
Unrealized losses	(543)	(569)
Maturity date	October 9, 2014

FHLB advance
Notional amount	$5,000	$5,000
Fixed interest rate payable	3.54%	3.54%
Variable interest rate receivable (Three month LIBOR plus 0.22%)	0.69%	0.78%
Unrealized losses	(429)	(443)
Maturity date	September 20, 2015

FHLB advance
Notional amount	$10,000	$10,000
Fixed interest rate payable	3.69%	3.69%
Variable interest rate receivable (Three month LIBOR plus 0.25%)	0.81%	0.66%
Unrealized losses	(1,019)	(1,057)
Maturity date	July 19, 2016

Interest expense recorded on these swap transactions totaled $(193) and $(179) during the three months ended March 31, 2012 and 2011, respectively, and is reported as a component of interest expense on subordinated debentures, deposits and FHLB advances.

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 7 – DERIVATIVES – continued

The following table presents the net losses recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three months ended March 31, 2012 and 2011:

	Net amount of		Net amount of gain
	gain (loss) recognized	Net amount of gain	(loss) recognized in other
	in OCI	(loss) reclassified from OCI	non interest income
	(Effective Portion)	to interest income	(Ineffective Portion)
	2012	2012	2012
Interest rate contracts	$1,437	$—	$—

	Net amount of		Net amount of gain
	gain (loss) recognized	Net amount of gain	(loss) recognized in other
	in OCI	(loss) reclassified from OCI	non interest income
	(Effective Portion)	to interest income	(Ineffective Portion)
	2011	2011	2011
Interest rate contracts	$207	$—	$—

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Included in other liabilities:
Interest rate swaps related to
Subordinated debentures	$(5,000)	$(187)	$(5,000)	$(192)
CDARS deposits	(10,250)	(543)	(10,250)	(569)
FHLB advances	(15,000)	(1,448)	(15,000)	(1,500)

Total included in other liabilities		$(2,178)		$(2,261)

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 7 – DERIVATIVES – continued

Interest Rate Swaps Designated as Fair Value Hedges: An interest rate swap with a notional amount of $5.0 million as of March 31, 2012 and December 31, 2011 was designated as a fair value hedge of certain brokered deposits. Information related to the interest rate swap designated as a fair value hedge is as follows:

	March 31, 2012	December 31, 2011
Brokered deposits
Notional amount	$5,000	$5,000
Variable interest rate payable (One month LIBOR less 0.25%)	0.00%	0.03%
Fixed interest rate receivable	1.25%	1.25%
Maturity date	September 15, 2020

Interest income recorded on this swap transaction totaled $15 and $15 for the three months ended March 31, 2012 and 2011, respectively, and is reported as a component of interest expense on deposits. Gains (losses) on the fair market value hedge are recorded in other noninterest income and totaled $0 and $(4) for the three months ended March 31, 2012 and 2011, respectively.

The following table reflects the fair value hedge included in the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Included in other liabilities:
Interest rate swaps related to Brokered deposits	$(5,000)	$(12)	$(5,000)	$(22)

Total included in other liabilities		$(12)		$(22)

The counterparty to the Company’s derivatives is exposed to credit risk whenever the derivative is in a liability position. As a result, the Company has collateralized the liability with cash and security collateral held in safekeeping by Bank of New York. At March 31, 2012 and December 31, 2011, the Company had $220 in cash and securities with a fair value of $3,419 and $3,761, respectively, posted as collateral for these derivatives.

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 8 – STOCK-BASED COMPENSATION

During the month of September 2011, the Company implemented the 2011 Equity Incentive Plan (the “Plan”) which was approved by shareholders on May 10, 2011. The Plan provides for issuance of stock options or restricted share awards to employees and directors. Total shares authorized for issuance under the Plan is 316,561 which is further discussed below. Total compensation cost that has been charged against income for those plans totaled $61 and $0 for the three months ended March 31, 2012 and 2011, respectively.

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

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 8 – STOCK-BASED COMPENSATION - continued

A summary of the activity in the stock option plan for the three months ended March 31, 2012 follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2012	213,678	$8.50	10 years	—
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2012	213,678	$8.50	10 years	—

Fully vested and expected to vest	213,678	$8.50	10 years	—

Exercisable at end of period	—	n/a	n/a	n/a

Information related to the stock option plan for 2011 follows:

2011
Weighted average fair value of options granted	$2.16

There were no options exercised during the three months ended March 31, 2012. As of March 31, 2012, there was $412 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 5 years.

PART I – FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 8 – STOCK-BASED COMPENSATION - continued

Restricted Share Awards

The Plan provides for the issuance of up to 90,446 of restricted shares to directors and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined by obtaining the listed price of the Company’s stock on the grant date. Shares vest 20% annually over five years. Total shares issuable under the plan are 1,808 at March 31, 2012, and 88,638 shares were issued in 2011.

A summary of changes in the Company’s nonvested shares for the three months ended March 31, 2012 and the year ended December 31, 2011 follows:

March 31, 2012

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested Shares
Nonvested at January 1, 2012	88,638	$8.50
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2012	88,638	$8.50

As of March 31, 2012, there was $672 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 5 years. There were no shares vested during the three months ended March 31, 2012 or the year ended December 31, 2011.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document (including information incorporated by reference) contains future oral and written statements of the Company and its management and may contain, forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of the Company and certain subsidiaries are detailed in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

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

PART I – FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

General: Total assets decreased $7.8 million, or 1.6%, to $469.3 million at March 31, 2012 from $477.1 million at December 31, 2011. The decrease was primarily due to a decrease in securities available for sale the proceeds of which were used to reduce total borrowings. Total borrowings decreased $17.0 million from December 31, 2011 to March 31, 2012. The Company’s total deposits increased $8.3 million, or 2.5%, from December 31, 2011 to $341.9 million at March 31, 2012. This increase was primarily due to an increase in time deposits of $8.1 million from the Company’s purchase of additional CDARS deposits totaling $10.0 million during the first quarter of 2012 which replaced higher cost borrowings.

Investment Securities: Total securities available for sale decreased $6.8 million, or 5.1%, to $125.2 million at March 31, 2012 from $132.0 million at December 31, 2011 primarily due to the sale of several mortgage-backed securities during the first quarter of 2012 when management elected to take a portion of unrealized gains permanently into income and paydown borrowings with the proceeds. The mortgage-backed securities sold were paying down at an accelerated pace due to the overall decrease in mortgage loan interest rates.

As of March 31, 2012, management reviewed the securities portfolio for possible other-than-temporary impairment and determined there was no impairment charges to be recorded for the first quarter of 2012. At March 31, 2012, the total available-for-sale securities portfolio reflected a net unrealized gain of $5.4 million compared to a net unrealized gain of $5.3 million at December 31, 2011.

Loans Held for Sale: Loans held for sale increased $483,000, or 15.8%, to $3.5 million at March 31, 2012 from $3.0 million at December 31, 2011 due to a slight increase in residential loans being sold to the secondary market during the first quarter of 2012.

Net Loans: Net loans decreased $783,000, or 0.3%, to $294.6 million at March 31, 2012 from $295.4 million at December 31, 2011. There was no material change in total loans, however, we did experience an increase in commercial, commercial real estate and mortgage warehouse loans during the first quarter of 2012. These increases were offset by a decrease in one- to four-family and five or more family residential loans.

Commercial loans increased $3.5 million, or 19.3%, to $21.5 million at March 31, 2012 from $18.0 million at December 31, 2011. This increase was primarily due to the origination of a $4.2 million commercial loan to a customer in the health care and social assistance industry.

Commercial real estate loans increased $2.8 million, or 3.5%, to $83.3 million at March 31, 2012 from $80.4 million at December 31, 2011, primarily due to the origination of a $4.6 million loan relationship to a customer in the entertainment and recreation industry.

Mortgage warehouse loans increased $2.0 million, or 1.9%, to $105.9 million at March 31, 2012 compared to $103.9 million at December 31, 2011. As in 2011, the mortgage companies have continued to sell a higher percentage of such loans to mortgage aggregators, or securitizers, in the secondary market which has resulted in a longer retention time for such loans.

There was no material change in construction, land, home equity or automobile and other consumer loans at March 31, 2012 compared to December 31, 2011.

Five or more family residential loans decreased $4.7 million, or 26.6%, to $13.0 million at March 31, 2012 compared to $17.7 million at December 31, 2011. During the first quarter of 2012, a $4.7 million loan secured by a residential apartment complex was paid off.

PART I – FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

One- to four-family residential loans decreased $3.0 million, or 6.5%, to $42.6 million at March 31, 2012 compared to $45.6 million at December 31, 2011. The decrease in this portfolio was primarily attributable to continued refinance activity and normal amortization of the seasoned loan portfolio during the first quarter of 2012. The Bank has continued to sell the majority of its fixed rate one- to four-family residential real estate loans originated during the first quarter of 2012. Management expects to continue selling the majority of the one- to four-family residential loans originated during the remainder of 2012 to reduce interest rate risk exposure of fixed rate long term mortgages remaining on the balance sheet.

The allowance for loan losses balance increased $192,000, or 5.1%, to $4.0 million at March 31, 2012 compared to $3.8 million at December 31, 2011, primarily due to a provision amount of $228,000 recorded for the first quarter of 2012. Net charge-offs during the first quarter of 2012 totaled $36,000. The allowance for loan losses to total loans ratio was 1.33% at March 31, 2012 compared to 1.26% at December 31, 2011. The increase in this ratio was primarily due to the low level of net charge-offs combined with the level of provision for loan losses recorded during the first quarter of 2012. The allowance for loan losses to nonperforming loans ratio was 60.9% at March 31, 2012 compared to 59.3% at December 31, 2011.

Nonperforming loans increased $149,000 to $6.5 million at March 31, 2012 compared to $6.4 million at December 31, 2011. The total nonperforming loans to total loans ratio was 2.18% at March 31, 2012 compared to 2.13% at December 31, 2011. As of March 31, 2012, nonaccrual loans to real estate and land developers totaled $4.3 million, to entertainment and recreation businesses totaled $460,000, to construction businesses totaled $213,000, to accommodation and food services totaled $159,000, and to all other commercial industry types totaled $98,000. Nonaccrual one- to four-family residential loans totaled $1.2 million as of March 31, 2012. All other consumer loans in nonaccrual totaled $21,000 as of March 31, 2012.

Total nonperforming assets to total assets ratio was 1.55% at March 31, 2012 and at December 31, 2011, primarily due to a decrease in other real estate owned of $256,000 offset by an increase in nonaccrual loans of $149,000. Two properties were sold during the first quarter of 2012 with a recorded market value of $237,000, and three new properties were transferred into other real estate owned during the same time period with a market value of $119,000. During the first quarter of 2012, write-downs totaling $137,000 were recorded on other real estate owned properties held at March 31, 2012. The current balance in other real estate owned included the current market value of a property the Company acquired in its acquisition of City Savings Bank in 2007, which was held for future branch development. The current market value of this property was $305,000 at March 31, 2012. The Company anticipates listing this property for sale but does not anticipate that to occur in the near future.

PART I – FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Nonperforming Assets: The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One-to four-family	$1,320	$1,325
Five or more family	—	—
Commercial (1)	1,916	1,935
Construction	—	—
Land	3,005	2,800

Total real estate	$6,241	$6,060
Consumer and other loans:
Home equity	14	14
Commercial	—	28
Automobile and other	7	8

Total consumer and other loans	21	50

Total troubled debt restructured (2)	251	254

Total nonaccrual loans	$6,513	$6,364

Loans greater than 90 days delinquent and still accruing:
Real estate:
One- to four- family	$—	$—
Five or more family	—	—
Commercial	—	—
Construction	—	—
Land	—	—

Total real estate	$—	$—

Consumer and other loans:
Home equity	—	—
Commercial	—	—
Automobile and other	—	—

Total consumer and other loans	$—	$—

Total nonperforming loans	$6,513	$6,364

Foreclosed assets:
One- to four- family	$163	$140
Five or more family	—	—
Commerical	178	365
Construction	—	—
Land	415	507
Consumer	—	—
Business assets	—	—

Total foreclosed assets	$756	$1,012

Total nonperforming assets	$7,269	$7,376

Ratios:
Nonperforming loans to total loans	2.18%	2.13%
Nonperforming assets to total assets	1.55%	1.55%

(1)	$159 of the nonaccrual commercial real estate loans at March 31, 2012 and December 31, 2011, were loans acquired with credit deterioration in the acquisition of City Savings Bank.

(2)	At March 31, 2012, $128 of one- to four-family loans, $91 commercial real estate loans and $32 commercial loans were classified as troubled debt restructured loans. At December 31, 2011, $129 of one- to four-family loans, $92 commercial real estate loans and $33 commercial loans were classified as troubled debt restructured loans.

PART I – FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Goodwill and other Intangible Assets: The Company’s goodwill totaled $8.4 million at March 31, 2012 and at December 31, 2011. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The annual impairment review of the $8.4 million of goodwill previously recorded was performed in the fourth quarter of 2011. The fair value of goodwill was estimated using a number of measurement methods. These included the application of various metrics from bank sale transactions for institutions comparable to LaPorte Bancorp, Inc. including the application of market-derived multiples of tangible book value and earnings, as well as estimations of the present value of future cash flows. Based on this evaluation completed in February 2012, management determined that the fair value of the reporting unit, which is defined as the Company as a whole, exceeded the carrying value of the goodwill, based on the opinion of an independent third party specialist that a control premium would be paid by a potential acquirer, such that the sale price per common share of the Company would exceed its book value per common share. Accordingly, no goodwill impairment was recognized in 2011.

The Company’s stock price has increased from the previous analysis and earnings have continued to increase, therefore, management determined that an updated analysis from an independent third party as of the end of the first quarter was not necessary. A full independent review will be done to test the goodwill for impairment annually unless circumstances indicate an updated review is necessary. As the Company’s market price per share is currently trading below its tangible book value per common share, it is reasonably possible that management may conclude that goodwill, totaling $8.4 million at March 31, 2012, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

Deposits: Total deposits increased $8.3 million, or 2.5%, to $341.9 million at March 31, 2012 compared to $333.6 million at December 31, 2011, primarily due to an increase in certificates of deposit and noninterest bearing deposits. The increase in certificates of deposit was primarily due to increases of $10.0 million in CDARS deposits during the first quarter of 2012. These brokered deposits were purchased to replace the repayment of a portion of higher costing Federal Home Loan Bank – Indianapolis (“FHLBI”) advances and the Federal Deposit Insurance Corporation (“FDIC”) guaranteed unsecured borrowing which matured during the first quarter of 2012. Partially offsetting the increase in brokered CDARS deposits was a decrease in non-brokered certificates of deposit and IRA time deposits of $1.9 million, primarily due to the low interest rate environment. Although management believes the interest rates offered on certificates of deposit have remained competitive, we have positioned them at or below the average rates offered in the market due to the pricing on alternative sources of funding. Noninterest bearing demand deposits increased $3.1 million, or 8.1%, over the same time period.

Money market accounts decreased $4.2 million, or 7.1%, to $55.8 million at March 31, 2012 compared to $60.0 million at December 31, 2011, primarily due to a decrease in public fund balances from Porter County. Interest bearing demand deposits decreased $1.2 million, or 2.4%, to $48.7 million at March 31, 2012 compared to $49.9 million at December 31, 2011.

Borrowed Funds: FHLBI borrowings decreased $12.0 million, or 16.7%, to $60.0 million at March 31, 2012 compared to $72.0 million at December 31, 2011. During the first quarter of 2012, $15.0 million in long-term FHLBI advances matured which were replaced by the purchase of $10.0 million in brokered CDARS deposits, as well as an increase in short-term borrowings with the FHLBI of $3.0 million. The cost of these brokered CDARS deposits and short-term borrowings with the FHLBI were lower than alternative long-term borrowings during the first quarter of 2012. During the first quarter of 2012, the $5.0 million FDIC guaranteed unsecured borrowing the Bank entered into in 2009 matured and was paid off. The Company also has an unsecured line of credit available at First Tennessee Bank that it can utilize for temporary liquidity needs. This line was not utilized at March 31, 2012 or December 31, 2011.

PART I – FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Total Shareholders’ Equity: Total shareholders’ equity increased $887,000, or 1.6%, to $56.6 million at March 31, 2012 compared to $55.7 million at December 31, 2011, due to an increase of $741,000 in retained earnings, an increase of $65,000 in other comprehensive income and an increase in paid in capital of $58,000. The increase in retained earnings was the result of the Company’s first quarter of 2012 net income of $927,000 less dividends paid during the first quarter of 2012 totaling $186,000. The increase in other comprehensive income was primarily due to an increase in the fair market value of interest rate swap derivatives of $83,000 ($56,000 net of tax effect) along with an increase in the fair market value of available for sale securities of $15,000 ($9,000 net of tax effect). Paid in capital has increased $58,000 due to the expenses recorded in relation to the Company’s stock option and award plan.

Comparison of Operating Results For Three Month Periods Ended March 31, 2012 and March 31, 2011

Net Income: Net income increased $149,000, or 19.2%, to $927,000 for the three months ended March 31, 2012 compared to $778,000 for the three months ended March 31, 2011. Return on average assets for the first quarter of 2012 was 0.79% compared to 0.72% for the prior year period, and return on average equity increased to 6.58% from 6.16% over the same time period. This increase was primarily attributable to an increase in net interest income partially offset by an increase in provision for loan losses and noninterest expense.

Net Interest Income: Net interest income increased $492,000, or 15.0%, to $3.8 million for the three months ended March 31, 2012 compared to the same prior year period, primarily due to an increase in net interest margin of 17 basis points to 3.53% from 3.36%, over the same time period. The net interest spread increased 21 basis points to 3.34% from 3.13%, over the same time period. The increase in net interest margin and net interest spread was primarily due to a decrease in interest expense when comparing the two time periods. The average cost of interest bearing liabilities decreased 54 basis points to 1.34% for the first quarter of 2012 as compared to the same prior year period. Partially offsetting this decrease in cost was a decrease in the average yield on interest earning assets of 33 basis points to 4.67% for the first quarter of 2012 as compared to the same prior year period.

Interest and Dividend Income: Interest and dividend income increased $123,000, or 2.5%, to $5.0 million for the three months ended March 31, 2012 compared to $4.9 million for the same prior year period, however, the yield on interest-earning assets decreased 33 basis points to 4.67% for the three months ended March 31, 2012. Interest and fee income on loans increased $211,000, or 5.4%, when comparing the two time periods. This increase was partially offset by a decrease in interest income from taxable securities of $72,000, or 12.5%, and a decrease in income from tax exempt securities of $12,000, or 3.3%, for the three months ended March 31, 2012 compared to the same prior year period. Average outstanding loan balances increased $44.1 million, primarily due to the increase in average outstanding mortgage warehouse balances, which increased $54.5 million for the first quarter of 2012 which was offset by a decrease in the average yield on loans of 67 basis points to 5.64% when comparing the two time periods. The average yield earned on taxable and tax exempt securities decreased 49 and 29 basis points, respectively, when comparing the two time periods.

Interest and fee income on mortgage warehouse loans increased $437,000, or 46.8%, to $1.4 million for the three months ended March 31, 2012 compared to $934,000 for the same prior year period, primarily due to an increase in average outstanding balances of $54.5 million. Although the average yield of mortgage warehouse loans decreased 278 basis points to 5.50% when comparing the two time periods, this portfolio continues to provide a key source of business to the Company. An increase in competition for this type of lending, along with the decrease in overall interest rates has led to the decline in yield for this portfolio.

Interest and fee income on five or more family residential loans increased $85,000, or 53.1%, for the three months ended March 31, 2012 compared to the same prior year period, primarily due to an increase in the average outstanding balance of $5.9 million over the same time period, as a result of an increase in demand for these loans in our area.

Interest and fee income on commercial real estate loans remained relatively unchanged for the three months ended March 31, 2012 compared to the same prior year period.

PART I – FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the three months ended March 31, 2012 and March 31, 2011. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended March 31,
	2012			2011
	(Dollars in thousands)
	Average			Average
	Outstanding		Annualized	Outstanding		Annualized
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Loans	$291,228	$4,109	5.64%	$247,078	$3,898	6.31%
Taxable securities	89,283	503	2.25%	83,837	575	2.74%
Tax exempt securities	37,782	352	3.73%	36,200	364	4.02%
Federal Home Loan Bank of Indianapolis stock	3,817	28	2.93%	4,038	26	2.58%
Federal funds sold and other interest-earning deposits	5,477	5	0.37%	18,620	11	0.24%

Total interest earning assets	427,587	4,997	4.67%	389,773	4,874	5.00%
Non-interest earning assets	40,247			42,749

Total assets	$467,834			$432,522

Savings deposits	$51,515	7	0.05%	$47,610	13	0.11%
Money market and NOW accounts	100,857	120	0.48%	91,602	169	0.74%
CDs and IRAs	141,972	671	1.89%	146,338	901	2.46%

Total interest-bearing deposits	294,344	798	1.08%	285,550	1,083	1.52%
FHLB advances	64,501	322	2.00%	44,766	395	3.53%
Subordinated debentures	5,155	70	5.43%	5,155	69	5.35%
FDIC guaranteed unsecured borrowing	2,464	37	6.01%	4,923	50	4.06%
Other borrowings	259	1	1.54%	22	—	0.00%

Total interest-bearing liabilities	366,723	1,228	1.34%	340,416	1,597	1.88%

Non-interest bearing deposits	38,784			36,376
Other liabilities	6,017			5,197

Total liabilities	411,524			381,989
Shareholders’ equity	56,310			50,533

Total liabilities & shareholders’ equity	$467,834			$432,522

Net interest income		$3,769			$3,277

Net interest rate spread			3.34%			3.13%
Net interest margin			3.53%			3.36%

PART I – FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest and fee income on one- to four-family residential loans decreased $188,000, or 22.7%, to $639,000 for the three months ended March 31, 2012 compared to the same prior year period, due to a decrease in average outstanding balances as well as the average yield on this portfolio. Average outstanding balances decreased $11.1 million, or 19.7%, to $45.2 million and the average yield decreased 22 basis points to 5.65% for the first quarter of 2012 compared to the first quarter of 2011. The Bank continues to sell the majority of its fixed rate one- to four-family residential loans originated, and as a result, the continued refinance activity has contributed to the decrease in average outstanding balances and interest income.

Interest income from taxable securities decreased $72,000, or 12.5%, to $503,000 for the three months ended March 31, 2012 compared to the same prior year period, due to a decrease in the average yield of 49 basis points, while the average outstanding balance increased $5.4 million. Management anticipates that the continued low interest rate environment will negatively impact the yield on this portfolio. Interest income from tax exempt securities decreased $12,000, or 3.3%, to $352,000 for the three months ended March 31, 2012 compared to $364,000 for the same prior year period. The average yield on tax exempt securities decreased 29 basis points when comparing the two time periods.

Interest Expense: Interest expense decreased $369,000, or 23.1%, to $1.2 million for the three months ended March 31, 2012 compared to $1.6 million for the three months ended March 31, 2011. The average cost of interest bearing liabilities decreased 54 basis points to 1.34% for the three months ended March 31, 2012 from 1.88% when comparing the two time periods, primarily due to a decrease in the cost of interest bearing deposits of 44 basis points and a decrease in the cost of FHLBI advances of 153 basis points.

Interest expense on certificates of deposit and IRA time deposits decreased $230,000, or 25.5%, to $671,000 for the three months ended March 31, 2012 compared to $901,000 for the same prior year period. Interest rates offered on certificates of deposit and IRA time deposits have decreased significantly compared to the rates on maturing certificates of deposit and IRA time deposits resulting in this decrease in interest expense. The average cost of certificates of deposit and IRA time deposits decreased 57 basis points to 1.89% for the three months ended March 31, 2012. Interest expense on money market accounts decreased $49,000, or 29.0%, to $120,000 for the three months ended March 31, 2012 compared to $169,000 for the same prior year period. The average cost of money market accounts decreased 26 basis points while the average outstanding balance increased $9.3 million when comparing the two time periods. The Company has continued to offer competitive interest rates on money market accounts in order to attract these relatively low cost deposits to aid in funding its mortgage warehouse division.

Interest expense on FHLBI advances decreased $73,000, or 18.5%, to $322,000 for the three months ended March 31, 2012 compared to $395,000 for the same prior year period. The average cost of these borrowings decreased 153 basis points for the three months ended March 31, 2012 to 2.00% compared to 3.53% for the same prior year period. This decline was primarily due to a number of fixed rate longer term advances that matured during 2011 and were replaced at a significantly lower cost of funding.

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $228,000 for the three months ended March 31, 2012 compared to $28,000 for the same prior year period. Net charge-offs for the first quarters of 2012 and 2011 totaled $36,000 and $441,000, respectively. Net charge-offs of $390,000 for the three months ended March 31, 2011 were specifically reserved for in prior periods.

PART I – FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The increase in the provision amount was primarily due to the increase in outstanding loan balances. Total outstanding loan balances, not including the allowance for loan losses, increased $30.4 million to $298.5 million at March 31, 2012 compared to $268.1 million at March 31, 2011. Also, given the overall economic concerns, we rely on more recent loan loss experience ranging from twelve to eighteen months to establish the minimum reserve ratios for our general loan pools.

Noninterest Income: Noninterest income increased $48,000, or 8.9%, to $589,000 for the three months ended March 31, 2012 compared to $541,000 for the same prior year period. Gains on mortgage banking activities increased $126,000 due to an increase in refinance activity when comparing the first quarters of 2012 and 2011. Net gain on sales of securities increased $84,000 for the three months ended March 31, 2012 compared to the same prior year period. Losses on other assets increased $129,000 primarily due to the write-down of several other real estate owned properties during the first quarter of 2012. Service charge income decreased $29,000, or 21.3%, to $107,000 for the three months ended March 31, 2012 from $136,000 for the same prior year period. The Bank continues to see a decrease in non-sufficient funds/overdraft fee income due to the regulations impacting the Bank’s ability to charge for certain types of overdraft activity.

Noninterest Expense: Noninterest expense increased $114,000, or 4.0%, to $3.0 million for the three months ended March 31, 2012 compared to $2.8 million for the same prior year period, primarily due to an increase in salaries and wages of $137,000, or 9.0%. Payroll expenses increased $93,000, or 7.8%, for the three months ended March 31, 2012 compared to the same prior year period as a result of an increase in staffing to the Bank’s commercial credit department, along with annual salary increases. During the third quarter of 2011, the Company implemented a stock award and option plan which resulted in an increase to compensation expense of $61,000 for the three months ended March 31, 2012 compared to the same prior year period. Advertising expense increased $35,000 primarily due to an increase in the Bank’s advertising design services as well as an increase in promotional items purchased when comparing the two time periods. Other expenses increased $23,000, or 6.4%, primarily due to an increase in attorney fees for the three months ended March 31, 2012 compared to the same prior year period. Data processing expense increased $19,000, or 17.6%, for the three months ended March 31, 2012 compared to the same prior year period primarily due to expense related to a new disaster recovery solution the Bank implemented in 2011.

Partially offsetting these increases was a decrease in FDIC insurance of $49,000, or 36.8%, attributable to the change in the formula of the assessment and its impact on the Bank. The amortization of intangible assets decreased $28,000, or 48.3%, as the core deposit intangible asset recorded by the Bank is amortized into expense on an accelerated basis and the customer intangible asset was fully amortized during the third quarter of 2011.

Income Taxes: Income tax expense increased $77,000, or 45.3%, to $247,000 for the three months ended March 31, 2012 compared to $170,000 for the same prior year period, primarily due to an increase in income before taxes of $226,000, as well as an increase in the effective tax rate. The effective tax rate for the three months ended March 31, 2012 was 21.0% compared to 17.9% for the same prior year period. The effective tax rates fluctuate based on the ratio of total income before tax attributable to tax exempt securities and life insurance income, in addition to the amount of loan charge-offs during the year.

PART I – FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet cash flow requirements of the Company. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise. A bank may achieve desired liquidity from both assets and liabilities. Cash and deposits held in other financial institutions, Federal funds sold, other short term investments in interest-earning time deposits in other financial institutions and securities available-for-sale, maturing loans and investments, payments of principal and interest on loans and investments, and potential loan sales are sources of asset liquidity. Deposit growth and access to credit lines established with correspondent banks, the Federal Home Loan Bank and market sources of funds are sources of liability liquidity. The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. The policy of the Board of Directors is to maintain sufficient capital at not less than the “well-capitalized” thresholds established by banking regulators. Management believes that the Company maintains adequate sources of liquidity to meet its liquidity needs.

The Company’s liquid assets, defined as cash and due from financial institutions and the market value of unpledged securities available-for-sale, totaled $93.3 million at March 31, 2012 and constituted 19.88% of total assets at that date, compared to $106.5 million, or 22.31%, of total assets at December 31, 2011.

The Company also maintains lines of credit with the Federal Home Loan Bank. The total of these lines of credit were $74.9 million at March 31, 2012, of which $60.0 million in Federal Home Loan Bank advances were outstanding. The Company has additional securities and certain approved real estate loans available to pledge as collateral in order to increase our lines of credit with the Federal Home Loan Bank. At March 31, 2012, we had $87.6 million in unpledged securities available for sale. The Company actively utilizes its borrowing capacity with the Federal Home Loan Bank to manage liquidity and to provide a funding alternative to time deposits, if the Federal Home Loan Bank’s rates and terms are more favorable. The advances from the Federal Home Loan Bank can have maturities from overnight to multiple years. At March 31, 2012, $35.0 million of these advances were due within one year, and $25.0 million had maturities greater than a year.

The Company may also utilize the Federal Reserve discount window as a source of short-term funding. At March 31, 2012, the Company’s overnight borrowings with the Federal Reserve Bank discount window totaled $0. The Company’s borrowing capacity at the Federal Reserve Bank discount window is based on the collateral value of pledged securities. During the second quarter of 2010, the Federal Reserve announced the discount window would return to its original intent of being a “lender of last resort”. The collateral value of securities pledged to the Federal Reserve discount window at March 31, 2012 totaled $9.8 million.

During the first quarter of 2012, the Company was extended an accommodation from First Tennessee Bank National Association to borrow federal funds up to the amount of $15.0 million. This federal funds accommodation is not and shall not be a confirmed line or loan, and First Tennessee Bank National Association may cancel such accommodation at any time, in whole or in part, without cause or notice, in its sole discretion. At March 31, 2012, the Company’s borrowings from First Tennessee Bank National Association totaled $0.

Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios and minimum ratio requirements. Under these regulations, banks are required to maintain a total risk-based capital ratio of 8.0% of risk-weighted assets and a Tier 1 risk-based capital ratio (primarily total shareholders’ equity less intangible assets) of at least 4.0% of risk-weighted assets. The Bank had total and Tier 1 risk-based capital ratios of 15.2% and 14.0%, respectively, at March 31, 2012, and was “well-capitalized” under the regulatory guidelines.

PART I – FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In addition, regulators have adopted a minimum leverage ratio standard for Tier 1 capital to average assets. The minimum ratio for top-rated institutions may be as low as 3%. However, regulatory agencies have stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3% minimum. As of March 31, 2012, the Bank’s leverage ratio was 10.1%. Capital levels for the Bank remain above the established regulatory capital requirements.

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

At March 31, 2012, given a +3.00% or –1.00% shock in interest rates, our model results in the Bank’s net interest income for the next twelve months changing by $(298,000), or (1.87)%, and $(40,000), or (0.25)%, respectively. The Bank’s Interest Rate Risk Management (“IRRM”) Policy sets limits for changes in net interest income given a +3.00% or -1.00% shock in interest rates of (15.00)% and (5.00)%, respectively.

The Company measures its economic value of equity at risk on a quarterly basis. Economic value of equity at risk measures the Company’s exposure to changes in its economic value of equity due to changes in a forecast interest rate environment. At March 31, 2012, given a +3.00% or -1.00% shock in interest rates, our model results in the Bank’s economic value of equity at risk for the next twelve months changing by (3.75)%, and (6.12)%, respectively. The Bank’s IRRM Policy sets limits for changes in the Bank’s economic value of equity at risk given a +3.00% or -1.00% shock in interest rates of (25.00)% and (15.00)%, respectively.

At March 31, 2012, the Bank was in compliance with its IRRM Policy limits regarding shocks in interest rates for changes in its net interest income and its economic value of equity.

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

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As of March 31, 2012, there are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.   RISK FACTORS

As of March 31, 2012, there were no material changes to the “Risk Factors” disclosed in the Company’s Annual Report for the year ended December 31, 2011 on Form 10-K filed on March 27, 2012. However, the risks described in our 2011 Annual Report on Form 10-K are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities: Not applicable

(b)	Use of Proceeds: Not applicable

(c)	Repurchase of Our Equity Securities: Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.   OTHER INFORMATION

None

PART II – OTHER INFORMATION

ITEM 6.   EXHIBITS

Exhibit Number	Description

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.01	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) the notes to the Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaPorte Bancorp, Inc.

May 14, 2012 Date	/s/ Lee A. Brady Lee A. Brady, Chief Executive Officer

May 14, 2012 Date	/s/ Michele M. Thompson Michele M. Thompson, President and Chief Financial Officer