Form 10-Q
period 2012-06-30
LaPorte Bancorp, Inc.
filed 2012-08-14
CIK 1400848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares of common stock outstanding at August 13, 2012: 4,660,871

Page Number
PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements – LaPorte Bancorp, Inc.
Consolidated Balance Sheets, June 30, 2012 (Unaudited) and December 31, 2011	3
Consolidated Statements of Income, Three Months Ended June 30, 2012 and 2011 (Unaudited) Six Months Ended June 30, 2012 and 2011 (Unaudited)	4
Consolidated Statements of Comprehensive Income, Three Months Ended June 30, 2012 and 2011 (Unaudited) Six Months Ended June 30, 2012 and 2011 (Unaudited)	5
Consolidated Statements of Changes in Shareholders’ Equity, Six Months Ended June 30, 2012 and 2011 (Unaudited)	6
Consolidated Statements of Cash Flows, Six Months Ended June 30, 2012 and 2011 (Unaudited)	7
Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3. Quantitative and Qualitative Disclosures About Market Risk	54

Item 4. Controls and Procedures	55

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	56

Item 1A. Risk Factors	56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3. Defaults Upon Senior Securities	56

Item 4. Mine Safety Disclosures	56

Item 5. Other Information	56

Item 6. Exhibits	57

Signatures	58

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LAPORTE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from financial institutions	$7,614	$8,146
Interest-earning time deposits in other financial institutions	2,940	—
Securities available for sale	123,515	131,974
Federal Home Loan Bank (FHLB) stock, at cost (restricted)	3,817	3,817
Loans held for sale, at fair value	1,692	3,049
Loans, net of allowance for loan losses of $4,268 at June 30, 2012, $3,772 at December 31, 2011	304,087	295,359
Mortgage servicing rights	319	348
Other real estate owned	909	1,012
Premises and equipment, net	9,653	9,840
Goodwill	8,431	8,431
Other intangible assets	415	474
Bank owned life insurance	11,067	10,876
Accrued interest receivable and other assets	4,091	3,819

Total assets	$478,550	$477,145

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$42,332	$38,977
Interest bearing	300,404	294,583

Total deposits	342,736	333,560
Federal Home Loan Bank advances	66,537	72,021
Subordinated debentures	5,155	5,155
Federal Deposit Insurance Corporation guaranteed unsecured borrowings	—	4,981
Short-term borrowings	830	—
Accrued interest payable and other liabilities	5,590	5,725

Total liabilities	420,848	421,442
Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 4,871,801 shares issued; and 4,660,871 shares outstanding at June 30, 2012 and December 31, 2011	49	49
Additional paid-in capital	21,337	21,221
Surplus	770	770
Retained earnings	35,864	34,267
Accumulated other comprehensive income, net of tax of $1,169 at June 30, 2012 and $1,046 at December 31, 2011	2,271	2,031
Treasury stock, at cost (210,930 shares at June 30, 2012 and December 31, 2011)	(1,278)	(1,278)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,311)	(1,357)

Total shareholders’ equity	57,702	55,703

Total liabilities and shareholders’ equity	$478,550	$477,145

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest and dividend income
Loans, including fees	$3,999	$3,505	$8,108	$7,403
Taxable securities	497	712	1,000	1,287
Tax exempt securities	343	361	695	725
FHLB stock	27	25	55	51
Other interest income	10	7	15	18

Total interest and dividend income	4,876	4,610	9,873	9,484
Interest expense
Deposits	758	1,026	1,556	2,109
Federal Home Loan Bank advances	313	388	635	783
Subordinated debentures	70	70	140	139
FDIC guaranteed unsecured borrowings	—	51	37	101
Federal funds purchased and other short-term borrowings	1	—	2	—

Total interest expense	1,142	1,535	2,370	3,132

Net interest income	3,734	3,075	7,503	6,352
Provision for loan losses	303	203	531	231

Net interest income after provision for loan losses	3,431	2,872	6,972	6,121
Noninterest income
Service charges on deposits	112	129	219	265
ATM and debit card fees	105	99	202	192
Earnings on life insurance, net	97	99	191	195
Net gains on mortgage banking activities	234	88	456	184
Loan servicing fees, net	(10)	6	2	19
Net gains on securities	88	3	197	28
Losses on other assets	(56)	(173)	(206)	(194)
Other income	122	71	220	174

Total noninterest income	692	322	1,281	863
Noninterest expense
Salaries and employee benefits	1,571	1,439	3,229	2,960
Occupancy and equipment	449	448	938	953
Data processing	128	103	255	211
Advertising	46	54	120	93
Bank examination fees	118	172	199	254
Amortization of intangibles	29	56	59	114
FDIC insurance	82	87	166	220
Collection and other real estate owned	37	35	65	69
Other expenses	319	295	704	657

Total noninterest expense	2,779	2,689	5,735	5,531

Income before income taxes	1,344	505	2,518	1,453
Income tax expense	302	18	549	188

Net income	$1,042	$487	$1,969	$1,265

Earnings per share (Note 3):
Basic	$0.23	$0.11	$0.43	$0.28
Diluted	0.23	0.11	0.43	0.28

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$1,042	$487	$1,969	$1,265
Other comprehensive income:
Unrealized gains/losses on securities
Unrealized holding gain arising during the period	380	1,747	504	2,328
Reclassification adjustment for gains included in net income	(88)	(3)	(197)	(28)

Net unrealized gains	292	1,744	307	2,300
Tax effect	(99)	(593)	(105)	(782)

Net of tax	193	1,151	202	1,518
Unrealized gains/losses on cash flow hedges
Unrealized holding gain/loss arising during the period	(27)	(566)	56	(252)

Net unrealized gains/losses	(27)	(566)	56	(252)
Tax effect	9	193	(18)	86

Net of tax	(18)	(373)	38	(166)

Total other comprehensive income	175	778	240	1,352

Comprehensive income	$1,217	$1,265	$2,209	$2,617

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Six months ended June 30, 2012 and 2011

(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Unearned ESOP Shares	Total
Balance at January 1, 2011	$48	$21,160	$770	$31,211	$(550)	$(1,144)	$(1,447)	$50,048
Net income	—	—	—	1,265	—	—	—	1,265
Other comprehensive income	—	—	—	—	1,352	—	—	1,352
ESOP shares earned, 4,522 shares	—	(2)	—	—	—	—	45	43

Balance at June 30, 2011	$48	$21,158	$770	$32,476	$802	$(1,144)	$(1,402)	$52,708

Balance at January 1, 2012	$49	$21,221	$770	$34,267	$2,031	$(1,278)	$(1,357)	$55,703
Net income	—	—	—	1,969	—	—	—	1,969
Other comprehensive income	—	—	—	—	240	—	—	240
Cash dividends on common stock ($0.08 per share)	—	—	—	(372)	—	—	—	(372)
ESOP shares earned, 4,522 shares	—	(6)	—	—	—	—	46	40
Stock award and option expense	—	122	—	—	—	—	—	122

Balance at June 30, 2012	$49	$21,337	$770	$35,864	$2,271	$(1,278)	$(1,311)	$57,702

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands, except per share data)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$1,969	$1,265
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	301	342
Provision for loan losses	531	231
Net gains on securities	(197)	(28)
Net gains on sales of loans	(413)	(160)
Originations of loans held for sale	(19,433)	(11,273)
Proceeds from sales of loans held for sale	21,203	14,638
Recognition of mortgage servicing rights	(43)	(24)
Amortization of mortgage servicing rights	63	45
Net change in loan servicing rights valuation allowance	9	16
Net losses on sales of other real estate owned	16	116
Write down of other real estate owned	200	58
Earnings on life insurance, net	(191)	(195)
Amortization of intangible assets	59	114
ESOP compensation expense	40	43
Stock compensation expense	122	—
Amortization of issuance costs of unsecured borrowings	19	32
Change in assets and liabilities:
Accrued interest receivable and other assets	(395)	356
Accrued interest payable and other liabilities	(79)	(237)

Net cash from operating activities	3,781	5,339
Cash flows from investing activities
Net change in loans	(9,672)	6,942
Proceeds from sales of other real estate owned	300	601
Proceeds from maturities, calls and principal repayments of securities available for sale	12,181	6,810
Proceeds from sales of securities available for sale	17,653	5,262
Proceeds from redemption of FHLB stock	—	221
Purchase of interest-bearing time deposits at other financial institutions	(2,940)	—
Purchases of securities available for sale	(20,871)	(38,753)
Premises and equipment expenditures, net	(114)	(145)

Net cash from investing activities	(3,463)	(19,062)
Cash flows from financing activities
Net change in deposits	9,176	3,654
Net change in FHLB advances	(5,484)	10,674
Net change in short-term borrowings	830	—
Dividends paid on common stock	(372)	—
Repayment of FDIC guaranteed unsecured borrowing	(5,000)	—

Net cash from financing activities	(850)	14,328

Net change in cash and cash equivalents	(532)	605
Cash and cash equivalents at beginning of period	8,146	5,868

Cash and cash equivalents at end of period	$7,614	$6,473

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$2,390	$3,129
Income taxes paid	506	—
Supplemental noncash disclosures:
Transfers from loans receivable to other real estate owned	$413	$542

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

The unaudited consolidated financial statements included herein have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial statements and Article 8 of Regulation S-X of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements contain all material adjustments (consisting of normal recurring accruals) and disclosures which are necessary in the opinion of management to make the financial statements not misleading and for a fair presentation of the financial position and results of operations for the interim periods presented herein.

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

The results for the three and six month period ended June 30, 2012 may not indicate the results to be expected for the full year ending December 31, 2012.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 3 – EARNINGS PER SHARE

Basic earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common share equivalents (0 for the three and six months ended June 30, 2012 and 2011). Stock options for 213,678 and 0 shares for the three and six months ended June 30, 2012 and 2011 were not considered in computing diluted earnings per share because they were antidilutive. The factors used in the earnings per common share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic
Net income	$1,042	$487	$1,969	$1,238

Weighted average common shares outstanding	4,660,871	4,586,363	4,660,871	4,589,374
Less: Average unallocated ESOP shares	(132,279)	(141,324)	(133,409)	(151,498)

Average shares	4,528,592	4,445,039	4,527,462	4,437,876

Basic earnings per common share	$0.23	$0.11	$0.43	$0.28

Diluted
Net income	$1,042	$487	$1,969	$1,238

Weighted average common shares outstanding for basic earnings per common share	4,528,592	4,445,039	4,527,462	4,437,876
Add: Diluted effects of assumed exercises of stock options	—	—	—	—

Average shares and dilutive potential common shares	4,528,592	4,445,039	4,527,462	4,437,876

Diluted earnings per common share	$0.23	$0.11	$0.43	$0.28

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

June 30, 2012

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency obligations	$8,118	$392	$—	$8,510
State and municipal	40,186	3,309	(10)	43,485
Mortgage-backed securities – residential	15,038	741	—	15,779
Government agency sponsored collateralized mortgage obligations	50,592	1,283	(72)	51,803
Corporate debt securities	3,936	44	(42)	3,938

Total	$117,870	$5,769	$(124)	$123,515

December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency obligations	$12,187	$414	$—	$12,601
State and municipal	40,012	3,094	—	43,106
Mortgage-backed securities – residential	30,946	872	(29)	31,789
Government agency sponsored collateralized mortgage obligations	43,491	1,001	(14)	44,478

Total	$126,636	$5,381	$(43)	$131,974

At June 30, 2012 and December 31, 2011, all of our mortgage-backed securities were issued by U.S. government-sponsored enterprises and all of our collateralized mortgage obligations were issued by either U.S. government-sponsored enterprises or the U.S. Small Business Administration.

Securities with unrealized losses at June 30, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

June 30, 2012	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipal	$1,431	$(10)	$—	$—	$1,431	$(10)
Government agency sponsored collateralized mortgage obligations	7,016	(72)	—	—	7,016	(72)
Corporate debt securities	2,076	(42)	—	—	2,076	(42)

Total temporarily impaired	$10,523	$(124)	$—	$—	$10,523	$(124)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE – continued

Securities with unrealized losses at December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

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

At June 30, 2012, the Company held 12 investments in debt securities which were in an unrealized loss position of which all were in an unrealized loss position for less than twelve months. At December 31, 2011, the Company held 6 investments in debt securities which were in an unrealized loss position of which all were in an unrealized loss position for less than twelve months. Management periodically evaluates each investment security for potential other-than-temporary impairment, relying primarily on industry analyst reports and observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted declines in fair value are considered temporary and due only to normal market interest rate fluctuations. The Company does not intend to sell the securities and is not more likely than not to be required to sell these debt securities before their anticipated recovery.

Sales of securities available for sale for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Proceeds	$4,985	$4,331	$17,653	$5,262
Gross gains	103	35	224	60
Gross losses	(15)	(32)	(31)	(32)

Proceeds from calls of securities available for sale during the three months ended June 30, 2012 and 2011 were $1,125 and $0, with gross gains of $0 and $0 and gross losses of $0 and $0, respectively.

Proceeds from calls of securities available for sale during the six months ended June 30, 2012 and 2011 were $4,400 and $45, with gross gains of $4 and $0 and gross losses of $0 and $0, respectively.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE – continued

The amortized cost and fair value of debt securities at June 30, 2012 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations (“CMO”), are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one to five years	16,040	16,684
Due from five to ten years	11,885	12,927
Due after ten years	24,315	26,322

Subtotal	52,240	55,933
Mortgage-backed securities and CMOs	65,630	67,582

Total	$117,870	$123,515

Securities pledged at June 30, 2012 and December 31, 2011 had a carrying amount of approximately $40,881 and $33,661, respectively, and were pledged to secure public deposits, FHLB advances, short-term borrowings through the Federal Reserve Discount Window, treasury tax and loan payments and cash flow hedges.

NOTE 5 – LOANS

Loans at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Commercial	$126,678	$126,559
Mortgage	40,230	45,576
Mortgage warehouse	119,103	103,864
Residential construction	3,218	3,047
Indirect auto	1,619	2,249
Home equity	13,068	12,966
Consumer and other	4,305	4,693

Subtotal	308,221	298,954
Less: Net deferred loan (fees) costs	134	177
Allowance for loan losses	(4,268)	(3,772)

Loans, net	$304,087	$295,359

As of June 30, 2012, the Bank’s mortgage warehouse division had repurchase agreements with 11 mortgage companies. For the six months ended June 30, 2012, the mortgage companies originated $1,261,508 in mortgage loans and sold $1,246,745 in mortgage loans. The Bank recorded interest income of $1,159 and mortgage warehouse loan fees of $215 which are included in loan interest income and wire transfer fees of $70 which are included in noninterest income during the three months ended June 30, 2012 attributable to the mortgage warehouse lines. For the six months ended June 30, 2012, the Bank recorded interest income of $2,363 and mortgage warehouse loan fees of $382 which are included in loan interest income and wire transfer fees of $124 which are included in noninterest income attributable to the mortgage warehouse lines.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

As of June 30, 2011, the Bank’s mortgage warehouse division had repurchase agreements with nine mortgage companies. For the six months ended June 30, 2011, the mortgage companies originated $879,485 in mortgage loans and sold $884,939 in mortgage loans. The Bank recorded interest income of $547 and mortgage warehouse loan fees of $100 which are included in loan interest income and wire transfer fees of $32 which are included in noninterest income during the three months ended June 30, 2011 attributable to the mortgage warehouse lines. For the six months ended June 30, 2011, the Bank recorded interest income of $1,309 and mortgage warehouse loan fees of $272 which are included in loan interest income and wire transfer fees of $88 which are included in noninterest income attributable to the mortgage warehouse lines.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2012 and 2011:

	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Indirect Auto	Home Equity	Consumer and Other	Unallocated	Total
For the three months ended June 30, 2012
Allowance for loan losses:
Beginning balance	$3,000	$335	$406	$4	$17	$120	$82	$—	$3,964
Charge-offs	(9)	(11)	—	—	(3)	(15)	(4)	—	(42)
Recoveries	38	2	—	—	—	—	3	—	43
Provision	108	92	122	4	—	36	(59)	—	303

Ending balance	$3,137	$418	$528	$8	$14	$141	$22	$—	$4,268

For the three months ended June 30, 2011
Allowance for loan losses:
Beginning balance	$2,635	$429	$162	$17	$28	$158	$101	$—	$3,530
Charge-offs	(338)	—	—	—	(5)	—	(21)	—	(364)
Recoveries	—	—	—	—	1	—	4	—	5
Provisions	122	14	10	3	—	33	21	—	203

Ending balance	$2,419	$443	$172	$20	$24	$191	$105	$—	$3,374

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2012 and 2011:

	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Indirect Auto	Home Equity	Consumer and Other	Unallocated	Total
For the six months ended June 30, 2012
Allowance for loan losses:
Beginning balance	$2,774	$374	$393	$3	$19	$119	$90	$—	$3,772
Charge-offs	(28)	(32)	—	—	(3)	(15)	(10)	—	(88)
Recoveries	38	2	—	—	3	—	10	—	53
Provision	353	74	135	5	(5)	37	(68)	—	531

Ending balance	$3,137	$418	$528	$8	$14	$141	$22	$—	$4,268

For the six months ended June 30, 2011
Allowance for loan losses:
Beginning balance	$3,147	$389	$139	$17	$28	$142	$81	$—	$3,943
Charge-offs	(706)	(70)	—	—	(5)	—	(31)	—	(812)
Recoveries	—	—	—	—	2	—	10	—	12
Provisions	(22)	124	33	3	(1)	49	45	—	231

Ending balance	$2,419	$443	$172	$20	$24	$191	$105	$—	$3,374

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012:

	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Indirect Auto	Home Equity	Consumer and Other	Unallocated	Total
June 30, 2012
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,170	$133	$—	$—	$—	$10	$—	$—	$1,313
Collectively evaluated for impairment	1,967	285	528	8	14	131	22	—	2,955
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—

Total ending allowance	$3,137	$418	$528	$8	$14	$141	$22	$—	$4,268

Loans:
Loans individually evaluated for impairment	$5,704	$1,659	$—	$—	$—	$39	$—	$—	$7,402
Loans collectively evaluated for impairment	120,332	38,415	119,103	3,209	1,618	13,079	4,308	—	300,064
Loans acquired with deteriorated credit quality	740	149	—	—	—	—	—	—	889

Total ending loan balance	$126,776	$40,223	$119,103	$3,209	$1,618	$13,118	$4,308	$—	$308,355

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011:

	Mortgage	Commercial	Mortgage Warehouse	Residential Construction	Indirect Auto	Home Equity	Consumer and Other	Unallocated	Total
December 31, 2011
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$112	$128	$—	$—	$—	$11	$—	$—	$251
Collectively evaluated for impairment	2,662	246	393	3	19	108	90	—	3,521
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—

Total ending allowance	$2,774	$374	$393	$3	$19	$119	$90	$—	$3,772

Loans:
Loans individually evaluated for impairment	$4,630	$1,630	$—	$—	$—	$14	$—	$—	$6,274
Loans collectively evaluated for impairment	121,236	43,788	103,864	3,045	2,249	13,002	4,697	—	291,881
Loans acquired with deteriorated credit quality	824	152	—	—	—	—	—	—	976

Total ending loan balance	$126,690	$45,570	$103,864	$3,045	$2,249	$13,016	$4,697	$—	$299,131

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS - continued

The following table presents information related to impaired loans by class of loans as of June 30, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
June 30, 2012
With no related allowance recorded:
Commercial:
Real estate	$909	$907	$—
Land	1,459	1,459	—
Mortgage	863	863	—
Home equity	25	25	—

Subtotal	3,256	3,254	—

With an allowance recorded:
Commercial:
Real estate	1,730	1,732	489
Land	1,605	1,606	681
Mortgage	797	796	133
Home equity	14	14	10

Subtotal	4,146	4,148	1,313

Total	$7,402	$7,402	$1,313

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2011
With no related allowance recorded:
Commercial:
Real estate	$1,299	$1,298	$—
Land	2,248	2,248	—
Mortgage	945	945	—

Subtotal	4,492	4,491	—

With an allowance recorded:
Commercial:
Commercial and other	28	29	6
Real estate	502	503	29
Land	552	552	77
Mortgage	685	685	128
Home equity	14	14	11

Subtotal	1,781	1,783	251

Total	$6,273	$6,274	$251

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012 and 2011:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and other	$—	$—	$11	$—
Real estate	1,045	2	1,234	4
Land	1,459	—	1,994	3
Mortgage	933	5	1,006	8
Home equity	25	—	12	—
Subtotal	3,462	7	4,257	15
With an allowance recorded:
Commercial:
Real estate	1,734	—	1,118	—
Land	1,610	—	1,080	—
Mortgage	797	—	715	—
Home equity	14	—	14	—
Subtotal	4,155	—	2,927	—
Total	$7,617	$7	$7,184	$15

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Real estate	$1,164	$—	$1,163	$4
Land	2,248	—	2,248	12
Mortgage	605	4	623	15
Residential construction:
Land	87	—	87	—
Subtotal	4,104	4	4,121	31
With an allowance recorded:
Commercial:
Commercial and other	60	—	45	—
Real estate	1,254	—	1,275	6
Land	707	—	710	—
Mortgage	610	—	443	—
Home equity	377	—	377	—
Subtotal	3,008	—	2,850	6
Total	$7,112	$4	$6,971	$37

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2012 and December 31, 2011:

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Commercial:
Commercial and other	$32	$62	$—	$—
Real estate	2,580	2,027	—	—
Land	3,064	2,800	—	—
Mortgage	1,489	1,454	—	—
Indirect auto	6	8	—	—
Home equity	39	14	—	—

Total	$7,210	$6,365	$—	$—

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2012 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2012
Commercial:
Commercial and other	$—	$—	$—	$—	$20,396	$20,396
Real estate	848	1,207	1,719	3,774	79,684	83,458
Five or more family	—	—	—	—	12,953	12,953
Construction	—	—	—	—	1,197	1,197
Land	—	31	2,527	2,558	6,214	8,772
Mortgage	—	409	1,199	1,608	38,615	40,223
Mortgage warehouse	—	—	—	—	119,103	119,103
Residential construction:
Construction	—	—	—	—	2,798	2,798
Land	—	—	—	—	411	411
Indirect	22	—	6	28	1,590	1,618
Home equity	209	9	39	257	12,861	13,118
Consumer and other	—	—	—	—	4,308	4,308

Total	$1,079	$1,656	$5,490	$8,225	$300,130	$308,355

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

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

Troubled Debt Restructurings:

At June 30, 2012 and December 31, 2011, the outstanding balance of loans that were modified as troubled debt restructurings totaled $247 and $254, respectively. All of these loans were considered nonperforming troubled debt restructurings. The Company has allocated $13 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011. The Company has not committed to lend additional amounts as of June 30, 2012 to customers with outstanding loans that are classified as troubled debt restructurings.

During the three and six months ended June 30, 2012, the Bank did not modify any loans which were considered to be troubled debt restructurings. During the year ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

For the three and six months ended June 30, 2012, no troubled debt restructurings defaulted within twelve months following the modification.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The Bank monitors credit quality on loans not rated through the loan’s individual payment performance. As of June 30, 2012, the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Not Rated	Pass	Special Mention	Substandard	Doubtful
June 30, 2012
Commercial:
Commercial and other	$215	$19,835	$346	$—	$—
Real estate	88	68,050	7,071	8,249	—
Five or more family	202	9,000	3,751	—	—
Construction	—	1,197	—	—	—
Land	—	4,905	803	3,064	—
Mortgage	32,812	4,904	459	2,048	—
Mortgage warehouse	119,103	—	—	—	—
Residential construction:					—
Construction	2,798	—	—	—	—
Land	411	—	—	—	—
Indirect auto	1,618	—	—	—	—
Home equity	12,718	129	89	182	—
Consumer and other	3,440	868	—	—	—

Total	$173,405	$108,888	$12,519	$13,543	$—

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS - continued

As of December 31, 2011 the risk category of loans by class of loans is as follows:

	Not Rated	Special Pass	Mention	Substandard	Doubtful
December 31, 2011
Commercial:
Commercial and other	$67	$17,500	$510	$29	$—
Real estate	16	65,136	11,658	3,605	61
Five or more family	208	13,520	3,985	—	—
Construction	—	1,079	93	—	—
Land	—	5,447		694	3,082
Mortgage	37,769	4,946	722	2,133	—
Mortgage warehouse	103,864	—	—	—	—
Residential construction:
Construction	2,629	—	—	—	—
Land	416	—	—	—	—
Indirect auto	2,249	—	—	—	—
Home equity	12,623	121	92	180	—
Consumer and other	3,776	921	—	—	—

Total	$163,617	$108,670	$17,754	$9,029	$61

The recorded investment in loans does not include accrued interest.

Purchased Loans

The Company purchased loans during 2007, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of those loans is as follows:

	June 30, 2012	December 31, 2011
Commercial:
Commercial and other	$32	$36
Real estate	741	923
Mortgage	150	154

Outstanding balance	$923	$1,113

Carrying amount, net of allowance of $0	$889	$977

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS - continued

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance	$179	$235	$193	$250
Reclassification from non-accretable yield	—	8	4	15
Accretion of income	(21)	(22)	(39)	(44)
Disposals	(3)	—	(3)

Ending balance	$155	$221	$155	$221

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

The President/Chief Financial Officer (“President/CFO”) and Executive Vice President – Credit (“EVP – Credit”) are responsible for determining the valuation processes and procedures for the fair value measurement of impaired loans and other real estate owned properties. The President/CFO and EVP – Credit review impaired loans and other real estate owned properties on a quarterly basis to determine the accuracy of third party appraisals, auction values, values derived from trade publications and any additional data received from the borrower, and the appropriateness of unobservable inputs, generally discounts due to collection issues and current market conditions which are utilized in determining the fair value. The EVP – Credit determines discounts based on the valuation source and asset type for impaired loans. These discounts are reviewed periodically, annually at a minimum, for appropriateness. Current trends in market values and gains and losses on sales of similar assets are also considered when determining discounts of asset categories.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE - continued

The table below presents the valuation methodology and unobservable inputs for impaired loans and other real estate owned at June 30, 2012.

	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average of Inputs
Impaired loans
Commercial:
Real estate	Appraisals	Discounts for collection issues and changes in market conditions	0-35%	16.9%
Land	Appraisals	Discounts for collection issues and changes in market conditions	15%-35%	28.3%
Mortgage	Appraisals	Discounts for collection issues and changes in market conditions	0%-20%	8.8%
Home equity	Appraisals	Discounts for collection issues and changes in market conditions	10%	10%
Other real estate owned, net
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	16%-100%	57.9%
Land	Appraisals	Discounts for changes in market conditions	6%-14%	10.3%
Mortgage	Appraisals	Discounts for changes in market conditions	8%-39%	23.6%

Mortgage Servicing Rights: On a quarterly basis, loan servicing rights are evaluated for impairment based on the fair value of the rights as compared to the carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. Fair value is determined at a tranche level, based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2). Fair value at June 30, 2012 was determined using a discount rate of 9%, prepayment speeds ranging from 13.2% to 25.6%, depending on the stratification of the specific right, and a weighted average default rate of approximately 0.5%. Fair value at December 31, 2011 was determined using a discount rate of 9.0%, prepayment speeds ranging from 14.3% to 23.8%, depending on the stratification of the specific right, and a weighted average default rate of approximately 0.5%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE - continued

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available for sale
U.S. federal agency obligations	$8,510	$—	$8,510	$—
State and municipal	43,485	—	43,485	—
Mortgage-backed securities-residential	15,779	—	15,779	—
Government agency sponsored collateralized mortgage obligations	51,803	—	51,803	—
Corporate debt securities	3,938	—	3,938	—

Total investment securities Available-for-sale	$123,515	$—	$123,515	$—

Loans held for sale	$1,692	$—	$1,692	$—

Derivatives – residential mortgage loan commitments	$112	$—	$112	$—

Financial Liabilities
Derivatives – interest rate swaps	$(2,205)	$—	$(2,205)	$—

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

Loans held for sale were carried at the fair value of $1,692, which was made up of the outstanding balance of $1,665 and an unrealized gain of $27 at June 30, 2012, resulting in a change of unrealized gains of $(20) and $(16) for the three and six months ended June 30, 2012. At June 30, 2011, loans held for sale were carried at the fair value of $951, which was made up of the outstanding balance of $939, net a valuation of $12, resulting in income of $2 and $(34) for the three and six months ended June 30, 2011.

The difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale was:

	June 30, 2012
	Aggregate Fair Value	Difference	Contractual Principal
Loans held for sale	$1,692	$27	$1,665

	December 31, 2011
	Aggregate Fair Value	Difference	Contractual Principal
Loans held for sale	$3,049	$43	$3,006

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE – continued

For items for which the fair value option has been elected, interest income is recorded within the consolidated statements of income and comprehensive income based on the contractual amount of interest income earned on financial assets (none were delinquent or in nonaccrual status).

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and six months ended June 30, 2012 and 2011:

	Changes in Fair Values for the three months ended June 30, 2012 and 2011, for the Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Other Gains and Losses	Interest Income	Interest Expense	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended June 30, 2012
Assets:
Loans held for sale	$(20)	$11	$—	$(9)

Three Months Ended June 30, 2011
Assets:
Loans held for sale	$2	$2	$—	$4

	Changes in Fair Values for the six months ended June 30, 2012 and 2011, for the Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Other Gains and Losses	Interest Income	Interest Expense	Total Changes in Fair Values Included in Current Period Earnings
Six Months Ended June 30, 2012
Assets:
Loans held for sale	$(16)	$23	$—	$7

Six Months Ended June 30, 2011
Assets:
Loans held for sale	$(34)	$12	$—	$(22)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE – continued

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Commercial:
Real estate	$1,241	$—	$—	$1,241
Land	924	—	—	924
Mortgage	664	—	—	664
Home equity	4	—	—	4
Other real estate owned, net
Commercial:
Real estate	143	—	—	143
Land	412	—	—	412
Mortgage	166	—	—	166
Mortgage servicing rights	260	—	260	—

		Fair Value Measurements at December 31, 2011
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Commercial:
Commercial and other	$22	$—	$—	$22
Real Estate	473	—	—	473
Land	475	—	—	475
Mortgage	557	—	—	557
Home equity	3	—	—	3
Other real estate owned, net
Commercial:
Real Estate	365	—	—	365
Mortgage	93	—	—	93
Mortgage servicing rights	271	—	271	—

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE - continued

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4,146, with a valuation allowance of $1,313 at June 30, 2012, resulting in an additional provision for loan losses of $1,009 and $1,080 for the three and six months ended June 30, 2012. At June 30, 2011, impaired loans had a carrying amount of $2,631, with a valuation allowance of $333, resulting in an additional provision for loan losses of $117 and $214 for the three and six months ended June 30, 2011.

Other real estate owned, which is measured at the lower of cost or fair value less costs to sell, had a net carrying amount of $721, which was made up of the outstanding balance of $922 net a valuation allowance of $201 at June 30, 2012, resulting in a write-down of $64 and $201 for the three and six months ended June 30, 2012. At June 30, 2011, other real estate owned had a net carrying amount of $543, which was made up of the outstanding balance of $599 net a valuation allowance of $56, resulting in a write-down of $56 and $58 for the three and six months ended June 30, 2011.

Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $260, which was made up of the outstanding balance of $388, net of a valuation allowance of $128, resulting in a charge of $14 and $9 for the three and six months ended June 30, 2012. At June 30, 2011, mortgage servicing rights were carried at their fair value of $285, which was made up of the outstanding balance of $393, net of a valuation allowance of $108, resulting in a charge of $16 and $16 for the three and six months ended June 30, 2011.

The carrying amounts and estimated fair values of financial instruments, at June 30, 2012 are as follows:

		Fair Value Measurements at June 30, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from financial institutions	$7,614	$7,614	$—	$—
Interest-earning time deposits at other financial institutions	2,940	—	2,940	—
Securities available for sale	123,515	—	123,515	—
Federal Home Loan Bank stock	3,817	N/A	N/A	N/A
Loans held for sale	1,692	—	1,692	—
Loans, net	304,087	—	—	309,948
Accrued interest receivable	1,416	—	796	620

Financial liabilities
Deposits	(342,736)	—	(343,288)	—
Federal Home Loan Bank advances	(66,537)	—	(68,773)	—
Subordinated debentures	(5,155)	—	—	(4,910)
Short-term borrowings		—	(830)	—
Accrued interest payable	(376)	—	(370)	(6)
Derivatives – interest rate swaps	(2,205)	—	(2,205)	—

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE – continued

The carrying amounts and estimated fair values of financial instruments, at December 31, 2011 are as follows:

	Carrying Amount	Fair Value
Financial assets
Cash and due from financial institutions	$8,146	$8,146
Securities available-for-sale	131,974	131,974
Federal Home Loan Bank stock	3,817	N/A
Loans held for sale	3,049	3,049
Loans, net	295,359	301,293
Accrued interest receivable	1,518	1,518

Financial liabilities
Deposits	$(333,560)	$(331,486)
Federal Home Loan Bank advances	(72,021)	(74,307)
Subordinated debentures	(5,155)	(4,582)
FDIC guaranteed unsecured borrowings	(4,981)	(4,989)
Accrued interest payable	(396)	(396)
Derivatives – interest rate swaps	(2,283)	(2,283)

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

Cash and due from financial institutions: The carrying amounts of cash and due from financial institutions approximate fair values and are classified as Level 1.

Interest-earning time deposits at other financial institutions: The carrying amounts of interest-earning time deposits at other financial institutions approximate fair values and are classified as Level 2.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE - continued

Federal Home Loan Bank Advances: The fair values of the Company’s Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

Subordinated Debentures: The fair value of the Company’s subordinated debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

Short-term Borrowings: The carrying amounts of short-term borrowings approximate fair values and are classified Level 2.

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with notional amounts of $30.25 million as of June 30, 2012 and December 31, 2011, were designated as cash flow hedges of subordinated debentures, certain CDARS deposits and FHLB advances, and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or the Company discontinues hedge accounting. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. The Company does not expect any amounts to be reclassed from other comprehensive income (loss) over the next 12 months.

Information related to the interest-rate swaps designated as cash flow hedges as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Subordinated debentures
Notional amount	$5,000	$5,000
Fixed interest rate payable	5.54%	5.54%
Variable interest rate receivable (Three month LIBOR plus 3.10%)	3.56%	3.67%
Unrealized losses	(168)	(192)
Maturity date	March 26, 2014

CDARS deposits
Notional amount	$10,250	$10,250
Fixed interest rate payable	3.19%	3.19%
Variable interest rate receivable (One month LIBOR plus 0.55%)	0.79%	0.84%
Unrealized losses	(519)	(569)
Maturity date	October 9, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 7 – DERIVATIVES - continued

	June 30, 2012	December 31, 2011
FHLB advance
Notional amount	$5,000	$5,000
Fixed interest rate payable	3.54%	3.54%
Variable interest rate receivable (Three month LIBOR plus 0.22%)	0.69%	0.78%
Unrealized losses	(433)	(443)
Maturity date	September 20, 2015

FHLB advance
Notional amount	$10,000	$10,000
Fixed interest rate payable	3.69%	3.69%
Variable interest rate receivable (Three month LIBOR plus 0.25%)	0.72%	0.66%
Unrealized losses	(1,085)	(1,057)
Maturity date	July 19, 2016

Interest expense recorded on these swap transactions totaled $(197) and $(250) during the three months ended June 30, 2012 and 2011, respectively, and $(390) and $(496) for the six months ended June 30, 2012 and 2011, respectively, and is reported as a component of interest expense on subordinated debentures, deposits and FHLB advances.

The following table presents the net losses recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three months ended June 30, 2012 and 2011:

	Net amount of gain (loss) recognized in OCI (Effective Portion) 2012	Net amount of gain (loss) reclassified from OCI to interest income 2012	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion) 2012
Interest rate contracts	$(18)	$—	$—

	Net amount of gain (loss) recognized in OCI (Effective Portion) 2011	Net amount of gain (loss) reclassified from OCI to interest income 2011	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion) 2011
Interest rate contracts	$(373)	$—	$—

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 7 – DERIVATIVES - continued

The following table presents the net losses recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Income relating to the cash flow derivative instruments for the six months ended June 30, 2012 and 2011:

	Net amount of gain (loss) recognized in OCI (Effective Portion) 2012	Net amount of gain (loss) reclassified from OCI to interest income 2012	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion) 2012
Interest rate contracts	$38	$—	$—

	Net amount of gain (loss) recognized in OCI (Effective Portion) 2011	Net amount of gain (loss) reclassified from OCI to interest income 2011	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion) 2011
Interest rate contracts	$166	$—	$—

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to Subordinated debentures	$(5,000)	$(168)	$(5,000)	$(192)
CDARS deposits	(10,250)	(519)	(10,250)	(569)
FHLB advances	(15,000)	(1,518)	(15,000)	(1,500)

Total included in other liabilities		$(2,205)		$(2,261)

Interest Rate Swaps Designated as Fair Value Hedges: An interest rate swap with a notional amount of $5.0 million as of June 30, 2012 and December 31, 2011 was designated as a fair value hedge of certain brokered deposits. Information related to the interest rate swap designated as a fair value hedge is as follows:

	June 30, 2012	December 31, 2011
Brokered deposits
Notional amount	$5,000	$5,000
Variable interest rate payable (One month LIBOR less 0.25%)	0.00%	0.03%
Fixed interest rate receivable	1.25%	1.25%
Maturity date	September 15, 2020

Interest income recorded on this swap transaction totaled $16 for the three months ended June 30, 2012 and 2011, and $31 for the six months ended June 30, 2012 and 2011, and is reported as a component of interest expense on deposits. Gains (losses) on the fair market value hedge are recorded in other noninterest income and totaled $2 and $(7) for the three months ended June 30, 2012 and 2011, respectively, and $2 and $(11) for the six months ended June 30, 2012 and 2011, respectively.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 7 – DERIVATIVES - continued

The following table reflects the fair value hedge included in the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to Brokered deposits	$(5,000)	$9	$(5,000)	$(22)

Total included in other liabilities		$9		$(22)

The counterparty to the Company’s derivatives is exposed to credit risk whenever the derivative is in a liability position. As a result, the Company has collateralized the liability with cash and security collateral held in safekeeping by Bank of New York. At June 30, 2012 and December 31, 2011, the Company had $220 in cash and securities with a fair value of $3,214 and $3,761, respectively, posted as collateral for these derivatives.

NOTE 8 – STOCK-BASED COMPENSATION

During the month of September 2011, the Company implemented the 2011 Equity Incentive Plan (the “Plan”) which was approved by shareholders on May 10, 2011. The Plan provides for issuance of stock options or restricted share awards to employees and directors. Total shares authorized for issuance under the Plan is 316,561 which is further discussed below. Total compensation cost that has been charged against income for those plans totaled $61 and $0 for the three months ended June 30, 2012 and 2011, respectively, and $122 and $0 for the six months ended June 30, 2012 and 2011, respectively.

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

2011
Risk-free interest rate	1.42%
Expected term	7 1/2 Years
Expected stock price volatility	27.34%
Dividend yield	1.60%

A summary of the activity in the stock option plan for the three months ended June 30, 2012 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2012	213,678	$8.50	9.5 years	—
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2012	213,678	$8.50	9.2 years	—

Fully vested and expected to vest	213,678	$8.50	9.2 years	—
Exercisable at end of period	—	n/a	n/a	n/a

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 8 – STOCK-BASED COMPENSATION - continued

A summary of the activity in the stock option plan for the six months ended June 30, 2012 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	213,678	$8.50	9.7 years	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at June 30, 2012	213,678	$8.50	9.2 years	—

Fully vested and expected to vest	213,678	$8.50	9.2 years	—
Exercisable at end of period	—	n/a	n/a	n/a

Information related to the stock option plan for 2011 follows:

2011
Weighted average fair value of options granted	$2.16

There were no options exercised during the three or six months ended June 30, 2012. As of June 30, 2012, there was $389 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.2 years.

Restricted Share Awards

The Plan provides for the issuance of up to 90,446 of restricted shares to directors and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined by obtaining the listed price of the Company’s stock on the grant date. Shares vest 20% annually over five years. Total shares issuable under the plan are 1,808 at June 30, 2012, and 88,638 shares were issued in 2011.

A summary of changes in the Company’s nonvested shares for the three months ended June 30, 2012 follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at April 1, 2012	88,638	$8.50
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2012	88,638	$8.50

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 8 – STOCK-BASED COMPENSATION - continued

A summary of changes in the Company’s nonvested shares for the six months ended June 30, 2012 follows:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2012	88,638	$8.50
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2012	88,638	$8.50

As of June 30, 2012, there was $634 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.2 years. There were no shares vested during the three or six months ended June 30, 2012 or the year ended December 31, 2011.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of the Company and certain subsidiaries are detailed in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

➢	changes in prevailing real estate values and loan demand both nationally and within our current and future market area;

➢	increased competitive pressures among financial services companies;

➢	changes in consumer spending, borrowing and savings habits;

➢	the amount of assessments and premiums we are required to pay for FDIC deposit insurance;

➢	legislative or regulatory changes that affect our business including the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its impact on our compliance costs;

➢	our ability to successfully manage our commercial lending;

➢	the financial health of certain entities, including government sponsored enterprises, the securities of which are owned or acquired by the Company;

➢	adverse changes in the securities market;

➢	the costs, effects and outcomes of existing or future litigation;

➢	the economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks;

➢	the success of our mortgage warehouse lending program including the impact of the Dodd-Frank Act on the mortgage companies; and

➢	the ability of the Company to manage the risks associated with the foregoing factors as well as anticipated risk factors.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

General. Total assets increased $1.4 million, or 0.3%, to $478.5 million at June 30, 2012 from $477.1 million at December 31, 2011. Net loans increased $8.7 million from December 31, 2011 to June 30, 2012 primarily due to an increase in mortgage warehouse loans. This increase was offset by a decrease in securities available for sale of $8.5 million from December 31, 2011 to June 30, 2012 primarily due to a decrease in mortgage-backed securities. Total borrowings decreased $9.6 million from December 31, 2011 to June 30, 2012 due to the repayment of $5.5 million in borrowings from the Federal Home Loan Bank of Indianapolis and the repayment of a $5.0 million FDIC guaranteed unsecured borrowing. Our total deposits increased $9.2 million, or 2.8%, from $333.6 million at December 31, 2011 to $342.7 million at June 30, 2012. This increase was due to increases in time deposits (including CDARS deposits) of $5.0 million and in noninterest bearing deposits of $3.4 million from December 31, 2011 to June 30, 2012.

Investment Securities. Total securities available for sale decreased $8.5 million, or 6.4%, to $123.5 million at June 30, 2012 from $132.0 million at December 31, 2011 primarily due to the sale of several fast paying mortgage-backed securities during the first six months of 2012. The proceeds from these sales were utilized for the increase in net loans and the paydown of borrowings.

As of June 30, 2012, management reviewed the securities portfolio for possible other-than-temporary impairment and determined there were no impairment charges to be recorded for the first six months of 2012. At June 30, 2012, the total available-for-sale securities portfolio reflected a net unrealized gain of $5.6 million compared to a net unrealized gain of $5.3 million at December 31, 2011.

Loans Held for Sale. Loans held for sale decreased $1.4 million, or 44.5%, to $1.7 million at June 30, 2012 from $3.0 million at December 31, 2011 primarily due to the timing of when residential mortgage loans are originated and subsequently sold to the secondary market.

Net Loans. Net loans increased $8.7 million, or 3.0%, to $304.1 million at June 30, 2012 from $295.4 million at December 31, 2011. During the first six months of 2012, we experienced an increase in commercial, commercial real estate and mortgage warehouse loans, partially offset by decreases in one- to four-family and five or more family residential loans.

Mortgage warehouse loans increased $15.2 million, or 14.7%, to $119.1 million at June 30, 2012 compared to $103.9 million at December 31, 2011, primarily due to the continued demand and increase in mortgage loan refinance activity. The Home Affordable Refinance Program, along with historically low long term mortgage interest rates have contributed to continued and increased demand in refinance activity.

Commercial real estate loans increased $3.0 million, or 3.7%, to $83.4 million at June 30, 2012 from $80.4 million at December 31, 2011, primarily due to the origination of a $4.6 million loan relationship to a customer in the entertainment and recreation industry.

Commercial loans increased $2.3 million, or 12.9%, to $20.3 million at June 30, 2012 from $18.0 million at December 31, 2011. This increase was primarily due to the origination of a $4.2 million commercial loan to a customer in the health care and social assistance industry.

There was no material change in construction, land, home equity or automobile and other consumer loans at June 30, 2012 when compared to these loans at December 31, 2011.

One- to four-family residential loans decreased $5.3 million, or 11.7%, to $40.2 million at June 30, 2012 compared to $45.6 million at December, 31, 2011. The decrease in this portfolio was primarily attributable to continued refinance activity and normal amortization of the seasoned loan portfolio during the first six months of 2012. We have continued to sell most of our fixed rate one- to four-family residential real estate loans originated during the first six months of 2012. Management expects to continue selling the majority of the one- to four-family residential loans originated during the remainder of 2012 to reduce interest rate risk exposure of fixed rate long term mortgages remaining on the balance sheet.

Five or more family residential loans decreased $4.8 million, or 26.9%, to $13.0 million at June 30, 2012 compared to $17.7 million at December 31, 2011. During the first quarter of 2012, a $4.7 million loan secured by a residential apartment complex was paid off.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

Nonperforming Assets: The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One- to four-family	$1,363	$1,325
Five or more family	—	—
Commercial (1)	2,491	1,935
Construction	—	—
Land	3,064	2,800

Total real estate	$6,918	$6,060
Consumer and other loans:
Home equity	39	14
Commercial	—	28
Automobile and other	6	8

Total consumer and other loans	45	50

Total troubled debt restructured (2)	247	254

Total nonaccrual loans	$7,210	$6,364

Loans greater than 90 days delinquent and still accruing:
Real estate:
One- to four- family	$—	$—
Five or more family	—	—
Commercial	—	—
Construction	—	—
Land	—	—

Total real estate	$—	$—

Consumer and other loans:
Home equity	—	—
Commercial	—	—
Automobile and other	—	—

Total consumer and other loans	$—	$—

Total nonperforming loans	$7,210	$6,364

Foreclosed assets:
One- to four- family	$166	$140
Five or more family	—	—
Commercial	331	365
Construction	—	—
Land	412	507
Consumer	—	—
Business assets	—	—

Total foreclosed assets	$909	$1,012

Total nonperforming assets	$8,119	$7,376

Ratios:
Nonperforming loans to total loans	2.34%	2.13%
Nonperforming assets to total assets	1.70%	1.55%

(1)	$0 and $159 of the nonaccrual commercial real estate loans at June 30, 2012 and December 31, 2011, were loans acquired with credit deterioration in the acquisition of City Savings Bank.
(2)	At June 30, 2012, $126 of one- to four-family loans, $90 commercial real estate loans and $32 commercial loans were classified as troubled debt restructured loans. At December 31, 2011, $129 of one- to four-family loans, $92 commercial real estate loans and $33 commercial loans were classified as troubled debt restructured loans.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

The allowance for loan losses increased $496,000, or 13.2%, to $4.3 million at June 30, 2012 compared to $3.8 million at December 31, 2011, primarily due to a provision amount of $531,000 recorded during the first six months of 2012. Net charge-offs during 2012 totaled $35,000. The allowance for loan losses to total loans ratio was 1.38% at June 30, 2012 compared to 1.26% at December 31, 2011. The increase in this ratio was primarily due to due to an increase in our specific reserve amount which was offset by a low level of net charge-offs resulting in the level of provision for loan losses recorded during 2012. The allowance for loan losses to nonperforming loans ratio was 59.2% at June 30, 2012 compared to 59.3% at December 31, 2011.

Nonperforming loans increased $845,000 to $7.2 million at June 30, 2012 compared to $6.4 million at December 31, 2011. The total nonperforming loans to total loans ratio was 2.34% at June 30, 2012 compared to 2.13% at December 31, 2011. As of June 30, 2012, nonaccrual loans to rental, real estate and land developers totaled $5.0 million, to entertainment and recreation businesses totaled $460,000, to construction businesses totaled $279,000 and to all other commercial industry types totaled $96,000. Nonaccrual one- to four-family residential loans totaled $1.3 million as of June 30, 2012. All other consumer loans in nonaccrual totaled $45,000 as of June 30, 2012.

Total nonperforming assets to total assets ratio was 1.70% at June 30, 2012 compared to 1.55% at December 31, 2011 primarily due to an increase in nonaccrual loans of $845,000 partially offset by a decrease in other real estate owned of $103,000. The increase in nonaccrual loans was primarily due to the addition of one commercial real estate loan relationship totaling $911,000 which moved to nonaccrual status during 2012. One loan in this relationship is secured by an office building and the other loan is secured by a strip mall, both of which are located in Porter County, Indiana. Three properties were sold during the first six months of 2012 with a recorded fair value of $315,000, and five new properties were transferred into other real estate owned during the same time period with a fair value of $405,000. For the six months ended June 30, 2012, write-downs totaling $192,000 were recorded on other real estate owned properties held at June 30, 2012. The current balance in other real estate owned included the fair value of a property we acquired in our acquisition of City Savings Bank in 2007, which was held for future branch development. The fair value of this property was $305,000 at June 30, 2012. We anticipate listing this property for sale but do not anticipate that to occur in the near future.

Goodwill and Other Intangible Assets. Our goodwill totaled $8.4 million at June 30, 2012 and at December 31, 2011. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The annual impairment review of the $8.4 million of goodwill previously recorded was performed in February 2012 as of September 30, 2011. Based on this evaluation completed in February 2012, management determined that the fair value of the reporting unit, which is defined as LaPorte Bancorp, Inc. as a whole, exceeded the carrying value of the goodwill, based on the opinion of an independent expert in valuations, such that the sale price per common share would exceed our book value per common share. Accordingly, no goodwill impairment was recognized in 2011.

Our stock price has increased from the previous analysis and earnings have continued to increase, therefore, management determined that an updated analysis from an independent third party as of the end of the second quarter was not necessary. A full independent review will be done to test the goodwill for impairment annually unless circumstances indicate an updated review is necessary. As our market price per share is currently trading below its tangible book value per common share, it is reasonably possible that management may conclude that goodwill, totaling $8.4 million at June 30, 2012, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

Deposits. Total deposits increased $9.2 million, or 2.8%, to $342.7 million at June 30, 2012 compared to $333.6 million at December 31, 2011, primarily due to an increase in certificates of deposit and noninterest bearing deposits. The increase in certificates of deposit was primarily due to increases of $10.0 million in CDARS deposits during the first quarter of 2012. These brokered deposits were purchased to replace the repayment of a portion of higher costing Federal Home Loan Bank of Indianapolis advances and the Federal Deposit Insurance Corporation guaranteed unsecured borrowing which matured during the first quarter of 2012. Partially offsetting the increase in CDARS deposits was a decrease in non-brokered certificates of deposit and IRA time deposits of $5.0 million, primarily due to the continued competitive and low interest rate environment. Although management believes the interest rates offered on certificates of deposit have remained competitive, we have positioned them at or below the average rates offered in the market due to the pricing on alternative sources of funding. Noninterest bearing demand deposits increased $3.4 million, or 8.6%, over the same time period due to the increase in commercial lending relationships and associated deposit accounts.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

Money market accounts decreased $3.5 million, or 5.9%, to $56.5 million at June 30, 2012 compared to $60.0 million at December 31, 2011, primarily due to a decrease in public fund balances. Savings account balances increased $3.6 million, or 7.2%, to $54.0 million at June 30, 2012 compared to $50.4 million at December 31, 2011.

Borrowed Funds. Federal Home Loan Bank of Indianapolis borrowings decreased $5.5 million, or 7.6%, to $66.5 million at June 30, 2012 compared to $72.0 million at December 31, 2011. During the first six months of 2012, $15.0 million in long-term Federal Home Loan Bank of Indianapolis advances matured which were replaced by the purchase of $10.0 million in CDARS deposits, as well as an increase in short-term Federal Home Loan Bank of Indianapolis advances of $7.0 million. The cost of the CDARS deposits and short-term borrowings with the Federal Home Loan Bank of Indianapolis were lower than alternative long-term borrowings during the first and second quarters of 2012. During the first quarter of 2012, the $5.0 million FDIC guaranteed unsecured borrowing which The LaPorte Savings Bank entered into in 2009 matured and was paid off. We have an unsecured line of credit at First Tennessee Bank which we can utilize for temporary liquidity needs. This line was not utilized at June 30, 2012 or December 31, 2011. Finally, during 2012, The LaPorte Savings Bank was granted a $9.0 million line of credit with Zions Bank which is also used for temporary liquidity needs. The outstanding amount of this line at June 30, 2012 totaled $830,000.

Total Shareholders’ Equity. Total shareholders’ equity increased $2.0 million, or 3.6%, to $57.7 million at June 30, 2012 compared to $55.7 million at December 31, 2011, due to an increase of $1.6 million in retained earnings, an increase of $240,000 in other comprehensive income and an increase in paid in capital of $116,000. The increase in retained earnings was the result of our 2012 year-to-date net income of $2.0 million less dividends paid during 2012 totaling $372,000. The increase in other comprehensive income was primarily due to an increase in the fair market value of securities of $307,000 ($203,000 net of tax effect) along with an increase in the fair market value of interest rate swap derivatives of $56,000 ($37,000 net of tax effect). Paid in capital increased $116,000 due to the expenses recorded in relation to the vesting of granted stock awards and stock options.

Comparison of Operating Results For Three Month Periods Ended June 30, 2012 and June 30, 2011

Net Income. Net income increased $555,000, or 114.0%, to $1.0 million for the three months ended June 30, 2012 compared to $487,000 for the three months ended June 30, 2011. Return on average assets for the second quarter of 2012 was 0.90% compared to 0.45% for the prior year period, and return on average equity increased to 7.29% from 3.74% over the same time period. This increase was primarily attributable to an increase in net interest income and noninterest income partially offset by an increase in provision for loan losses and noninterest expense.

Net Interest Income. Net interest income increased $659,000, or 21.4%, to $3.7 million for the three months ended June 30, 2012 compared to the same prior year period, primarily due to an increase in interest and fee income from mortgage warehouse loans of $727,000 over the same time period. The net interest margin increased 43 basis points to 3.54% for the second quarter of 2012 from 3.11%, over the same time period in the prior year. The net interest rate spread increased 47 basis points to 3.34% for the second quarter of 2012 from 2.87%, over the same time period in the prior year. The increase in net interest margin and net interest rate spread was primarily due to a decrease in the average cost of interest bearing liabilities along with an increase in average outstanding balances of loans when comparing the two time periods. The average cost of interest-bearing liabilities decreased 51 basis points to 1.28% for the second quarter as compared to the same prior year period. The average outstanding balances of loans increased $48.5 million, or 20.5%, for the three months ended June 30, 2012 as compared to the same prior year period. Partially offsetting this decrease in cost and increase in average outstanding loans was a decrease in the average yield on interest earning assets of 4 basis points to 4.62% for the second quarter of 2012 as compared to the same prior year period.

Interest and Dividend Income. Interest and dividend income increased $266,000, or 5.8%, to $4.9 million for the three months ended June 30, 2012 compared to $4.6 million for the same prior year period. Interest and fee income on loans increased $494,000, or 14.1%, when comparing the two time periods. This increase was offset by a decrease in interest income from taxable securities of $215,000, or 30.2%, and a decrease in income from tax exempt securities of $18,000, or 5.0%, for the three months ended June 30, 2012 compared to the same prior year period. Average outstanding loan balances increased $48.5 million, primarily due to the increase in average outstanding mortgage warehouse balances, which increased $60.1 million for the second quarter of 2012 which was offset in part by a decrease in the average yield on loans of 32 basis points to 5.62% when comparing the two time periods. The average yield earned on taxable and tax exempt securities decreased 33 and 23 basis points, respectively, when comparing the two time periods.

Interest and fee income on mortgage warehouse loans increased $727,000, or 112.4%, to $1.4 million for the three months ended June 30, 2012 compared to $647,000 for the same prior year period, primarily due to an increase in average outstanding balances of $60.1 million, or 162.7%. Although the average yield of mortgage warehouse loans decreased 134 basis points to 5.66% for the second quarter of 2012 when comparing the two time periods, this portfolio continues to provide a key source of income to us. A decrease in overall interest rates has led to the decline in yield on this portfolio.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

Interest and fee income on commercial real estate and five or more family residential loans remained relatively unchanged for the three months ended June 30, 2012 compared to the same prior year period.

Interest and fee income on one- to four-family residential loans decreased $184,000, or 23.8%, to $589,000 for the three months ended June 30, 2012 compared to the same prior year period, due to a decrease in average outstanding balances as well as the average yield on this portfolio. Average outstanding balances decreased $11.8 million, or 21.9%, to $42.1 million and the average yield decreased 14 basis points to 5.60% for the second quarter of 2012 compared to the second quarter of 2011. In addition to continued refinance activity, we continue to sell most of our fixed rate one- to four-family residential loans originated which has contributed to the decrease in average outstanding balances and interest income on these loans.

Interest and fee income on automobile and other consumer loans decreased $38,000, or 25.9%, to $109,000 for the three months ended June 30, 2012 compared to the same prior year period. This decrease was a result of a decrease in average outstanding balance of $2.0 million and a decrease in the average yield on this portfolio of 19 basis points.

Interest income from taxable securities decreased $215,000, or 30.2%, to $497,000 for the three months ended June 30, 2012 compared to the same prior year period. The average outstanding balance of taxable securities decreased $21.7 million, or 19.9%, for the three months ended June 30, 2012 compared to the same prior year period, in addition to a decrease in the average yield on taxable securities of 33 basis points. Management anticipates the continued low interest rate environment will negatively impact the yield on this portfolio in the future. Interest income from tax exempt securities decreased $18,000, or 5.0%, to $343,000 for the three months ended June 30, 2012 compared to $361,000 for the same prior year period. The average yield on tax exempt securities decreased 23 basis points when comparing the two time periods.

Interest Expense. Interest expense decreased $393,000, or 25.6%, to $1.1 million for the three months ended June 30, 2012 compared to $1.5 million for the three months ended June 30, 2011. The average cost of interest bearing liabilities decreased 51 basis points to 1.28% for the three months ended June 30, 2012 from 1.79% when comparing the two time periods, primarily due to a decrease in the average cost of interest bearing deposits of 42 basis points and a decrease in the average cost of Federal Home Loan Bank of Indianapolis advances of 99 basis points.

Interest expense on certificates of deposit and IRA time deposits decreased $235,000, or 27.2%, to $630,000 for the three months ended June 30, 2012 compared to $865,000 for the same prior year period. Interest rates offered on certificates of deposit and IRA time deposits have decreased significantly compared to the rates on maturing certificates of deposit and IRA time deposits resulting in this decrease in interest expense. The average cost of certificates of deposit and IRA time deposits decreased 63 basis points to 1.79% for the three months ended June 30, 2012. Interest expense on money market and interest bearing checking accounts decreased $28,000, or 18.8%, to $121,000 for the three months ended June 30, 2012 compared to $149,000 for the same prior year period. The average cost of money market and interest bearing checking accounts decreased 16 basis points while average outstanding balances increased $9.6 million when comparing the two time periods. We have continued to offer competitive interest rates on money market accounts in order to attract these relatively low cost deposits to aid in funding our mortgage warehouse division.

Interest expense on Federal Home Loan Bank of Indianapolis advances decreased $75,000, or 19.3%, to $313,000 for the three months ended June 30, 2012 compared to $388,000 for the same prior year period. The average cost of these borrowings decreased 99 basis points for the three months ended June 30, 2012 to 2.42% compared to 3.41% for the same prior year period. This decline was primarily due to a number of fixed rate longer term advances that matured during 2011 and were replaced at a significantly lower cost of funding.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the three months ended June 30, 2012 and June 30, 2011. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended June 30,
	2012			2011
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Loans	$284,568	$3,999	5.62%	$236,062	$3,505	5.94%
Taxable securities	87,315	497	2.28%	108,986	712	2.61%
Tax exempt securities	37,028	343	3.71%	36,614	361	3.94%
Federal Home Loan Bank of
Indianapolis stock	3,817	27	2.83%	3,987	25	2.51%
Federal funds sold and other interest-earning deposits	9,276	10	0.43%	9,853	7	0.28%

Total interest earning assets	422,004	4,876	4.62%	395,502	4,610	4.66%
Non-interest earning assets	39,899			41,211

Total assets	$461,903			$436,713

Savings deposits	$53,379	7	0.05%	$48,619	12	0.10%
Money market and NOW accounts	105,244	121	0.46%	95,688	149	0.62%
CDs and IRAs	140,734	630	1.79%	143,223	865	2.42%

Total interest-bearing deposits	299,357	758	1.01%	287,530	1,026	1.43%
FHLB advances	51,819	313	2.42%	45,527	388	3.41%
Subordinated debentures	5,155	70	5.43%	5,155	70	5.43%
FDIC guaranteed unsecured borrowing	—	—	0.00%	4,939	51	4.13%
Short-term borrowings	370	1	1.08%	—	—	0.00%

Total interest-bearing liabilities	356,701	1,142	1.28%	343,151	1,535	1.79%

Non-interest bearing deposits	42,296			36,459
Other liabilities	5,706			5,021

Total liabilities	404,703			384,631
Shareholders’ equity	57,200			52,082

Total liabilities & shareholders’ equity	$461,903			$436,713

Net interest income		$3,734			$3,075

Net interest rate spread			3.34%			2.87%
Net interest margin			3.54%			3.11%

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

Provision for Loan Losses. We recognize a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $303,000 for the three months ended June 30, 2012 compared to $203,000 for the same prior year period. Net recoveries for the second quarter of 2012 totaled $1,000 and net charge-offs for the second quarter of 2011 totaled $359,000, respectively. Net charge-offs of $288,000 for the three months ended June 30, 2011 were specifically reserved for in prior periods.

The increase in the provision amount was primarily due to the increase in outstanding loan balances, as well as an increase in the specific reserve allocation which was offset by a decrease in the historical loss percentage. Total outstanding loan balances, not including the allowance for loan losses, increased $39.6 million to $308.4 million at June 30, 2012 compared to $268.8 million at June 30, 2011, primarily due to the increase in mortgage warehouse loans. The specific reserve allocation increased $980,000 at June 30, 2012 when compared to June 30, 2011. This increase was primarily attributable to the updated collateral values obtained in anticipation of a sheriff sale during the third quarter of 2012 related to one loan relationship secured primarily by land with close proximity to Lake Michigan that was originally intended for residential use. We have judgment liens on unencumbered property of the borrower in addition to the collateral securing these loans. Based on recent appraisals received on similar properties in the same development, management believes the collateral value of this unencumbered property will increase the overall collateral position of the relationship so that the current quarter specific reserve allocation for this relationship may be lower in future periods. After June 30, 2012, the borrower filed Chapter 11 bankruptcy resulting in the cancelation of the sheriff sale and prolonging the period of time until the unencumbered property is awarded to The LaPorte Savings Bank. The increase in the specific reserve allocation was offset by a decrease in our historical loss percentages which are utilized to establish the minimum reserve ratios for our general pools. Our twelve month historical loss percentage decreased 92 basis points to 0.18% at June 30, 2012 compared to 1.10% at June 30, 2011. Our eighteen month historical loss percentage decreased 43 basis points to 0.31% at June 30, 2012 compared to 0.74% at June 30, 2011. The decrease in our historical loss percentages was primarily due to decreases in the historical loss percentages of our commercial real estate and commercial loan portfolios. The twelve and eighteen month historical loss rates of our commercial real estate portfolio decreased 188 and 84 basis points, respectively, when comparing June 30, 2012 to June 30, 2011. The twelve and eighteen month historical loss rates of our commercial loan portfolio decreased 189 and 126 basis points, respectively, when comparing June 30, 2012 to June 30, 2011. Given overall economic concerns, we rely on more recent loan loss experience ranging from twelve to eighteen months to establish the minimum reserve ratios for our general loan pools.

Noninterest Income. Noninterest income increased $370,000, or 114.9%, to $692,000 for the three months ended June 30, 2012 compared to $322,000 for the same prior year period. Gains on mortgage banking activities increased $146,000 due to an increase in refinance activity when comparing the second quarters of 2012 and 2011. Net gain on sales of securities increased $85,000 for the three months ended June 30, 2012 compared to the same prior year period. Losses on other assets decreased $117,000 primarily due to losses recorded on the sale of other real estate owned and repossessed assets during the second quarter of 2011. Other income increased $51,000 primarily due to an increase in wire transfer fees as a result of increased activity in the mortgage warehouse division. Service charge income decreased $17,000, or 13.2%, to $112,000 for the three months ended June 30, 2012 from $129,000 for the same prior year period. We continue to see a decrease in non-sufficient funds/overdraft fee income due to the regulations impacting our ability to charge for certain types of overdraft activity.

Noninterest Expense. Noninterest expense increased $90,000, or 3.4%, to $2.8 million for the three months ended June 30, 2012 compared to $2.7 million for the same prior year period, primarily due to an increase in salaries and wages of $132,000, or 9.2%. Payroll expenses increased $92,000, or 7.9%, for the three months ended June 30, 2012 compared to the same prior year period as a result of an increase in staffing to our commercial credit department, along with annual salary increases. During the third quarter of 2011, we implemented an equity incentive plan which resulted in an increase to compensation expense of $61,000 for the three months ended June 30, 2012 compared to the same prior year period. Data processing expenses increased $25,000, or 24.3% for the three months ended June 30, 2012 compared to the same prior year period primarily due to expenses related to a new disaster recovery plan we implemented in 2011. Other expenses increased $24,000, or 8.1%, primarily due to an increase in miscellaneous services expenses related to our investment subsidiary which was formed on October 1, 2011, along with the hiring of a temporary commercial loan consultant during the quarter.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

Partially offsetting these increases was a decrease in bank examination fees of $54,000, or 31.4%, attributable to a change in the estimated quote for bank examination services. The amortization of intangible assets decreased $27,000, or 48.2%, as the core deposit intangible asset recorded by us is amortized into expense on an accelerated basis and the customer intangible asset was fully amortized during the third quarter of 2011.

Income Taxes. Income tax expense increased $284,000, to $302,000 for the three months ended June 30, 2012 compared to $18,000 for the same prior year period, primarily due to an increase in income before taxes of $839,000, as well as an increase in our effective tax rate. The effective tax rate for the three months ended June 30, 2012 was 22.5% compared to 3.5% for the same prior year period. The effective tax rates fluctuate primarily based on the ratio of total income before tax attributable to tax exempt securities and life insurance income.

Comparison of Operating Results For Six Month Periods Ended June 30, 2012 and June 30, 2011

Net Income: Net income increased $704,000, or 55.7%, to $2.0 million for the six months ended June 30, 2012 compared to $1.3 million for the six months ended June 30, 2011. Return on average assets for the first six months of 2012 was 0.85% compared to 0.58% for the prior year period, and return on average equity increased to 6.94% for the six months ended June 30, 2012 from 4.93% over the same time period. This increase was primarily attributable to an increase in net interest income and noninterest income partially offset by an increase in provision for loan losses and noninterest expense.

Net Interest Income. Net interest income increased $1.2 million, or 18.1%, to $7.5 million for the six months ended June 30, 2012 compared to the same prior year period, primarily due to an increase in interest and fee income from mortgage warehouse loans of $1.2 million over the same time period. The net interest margin increased 29 basis points to 3.53% for the six months ended June 30, 2012 from 3.24%, over the same time period in the prior year. The net interest rate spread increased 34 basis points to 3.34% for the six months ended June 30, 2012 from 3.00%, over the same time period in the prior year. The increase in net interest margin and net interest rate spread was primarily due to a decrease in the average cost of interest bearing liabilities along with an increase in average outstanding balances of loans when comparing the two time periods. The average cost of interest bearing liabilities decreased 52 basis points to 1.31% for the six months ended June 30, 2012 as compared to the same prior year period. The average outstanding balances of loans increased $46.4 million, or 19.2%, for the six months ended June 30, 2012 as compared to the same prior year period. Partially offsetting this decrease in cost and increase in average outstanding loans was a decrease in the average yield on interest earning assets of 18 basis points to 4.65% for the six months ended June 30, 2012 as compared to the same prior year period.

Interest and Dividend Income. Interest and dividend income increased $389,000, or 4.1%, to $9.9 million for the six months ended June 30, 2012 compared to $9.5 million for the same prior year period. Interest and fee income on loans increased $705,000, or 9.5%, when comparing the two time periods. This increase was partially offset by a decrease in interest income from taxable securities of $287,000, or 22.3%, and a decrease in interest income from tax exempt securities of $30,000, or 4.1%, for the six months ended June 30, 2012 compared to the same prior year period. Average outstanding loan balances increased $46.4 million, primarily due to the increase in average outstanding mortgage warehouse balances, which increased $57.3 million for the six months ended June 30, 2012 which was partially offset by a decrease in the average yield on loans of 50 basis points to 5.63% when comparing the two time periods. The average yield earned on taxable and tax exempt securities decreased 40 and 26 basis points, respectively, when comparing the two time periods.

Interest and fee income on mortgage warehouse loans increased $1.2 million, or 73.7%, to $2.7 million for the six months ended June 30, 2012 compared to $1.6 million for the same prior year period, primarily due to an increase in average outstanding balances of $57.3 million. Although the average yield of mortgage warehouse loans decreased 213 points to 5.58% for the six months ended June 30, 2012 when comparing the two time periods, this portfolio continues to provide a key source of business to us. The decrease in overall interest rates has led to the decline in yield on this portfolio.

Interest and fee income on five or more family residential real estate loans increased $73,000, or 21.0%, for the six months ended June 30, 2012 compared to the same prior year period, primarily due to an increase in the average outstanding balance of $2.7 million over the same time period.

Interest and fee income on commercial and commercial real estate loans remained relatively unchanged for the six months ended June 30, 2012 compared to the same prior year period.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

Interest and fee income on one- to four-family residential loans decreased $372,000, or 23.2%, to $1.2 million for the six months ended June 30, 2012 compared to the same prior year period, due to a decrease in average outstanding balances as well as the average yield on this portfolio. Average outstanding balances decreased $11.5 million, or 20.8%, to $43.7 million and the average yield decreased 18 basis points to 5.63% for the six months ended June 30, 2012 compared to the same prior year period. In addition to continued refinance activity, we continue to sell most of our fixed rate one- to four-family residential loans originated which has contributed to the decrease in average outstanding balances and interest income on these loans.

Interest and fee income on automobile and other consumer loans decreased $76,000, or 24.9%, for the six months ended June 30, 2012 compared to the same prior year period, primarily due to a decrease in average outstanding balances and the average yield on these loans. The average outstanding balance of automobile and other consumer loans decreased $1.9 million and the average yield decreased 21 basis points when comparing the two periods.

Interest and fee income on construction loans decreased $65,000, or 36.9%, for the six months ended June 30, 2012 compared to the same prior year period due to decreases in average outstanding balances and the average yield of these loans. The average outstanding balance of construction loans decreased $2.1 million and the average yield decreased 13 basis points when comparing the two time periods. During the second quarter of 2011, a $4.7 million commercial construction loan secured by the construction of a five or more family residential apartment complex moved to permanent financing resulting in the decrease in average outstanding balances.

Interest income from taxable securities decreased $287,000, or 22.3%, to $1.0 million for the six months ended June 30, 2012 compared to the same prior year period, due to a decrease in the average yield of 40 basis points, along with a decrease in average outstanding balances of $8.2 million. Management anticipates that the continued low interest rate environment will negatively impact the yield on this portfolio. Interest income from tax exempt securities decreased $30,000, or 4.1%, to $695,000 for the six months ended June 30, 2012 compared to $725,000 for the same prior year period. The average yield on tax exempt securities decreased 26 basis points when comparing the two time periods, while average outstanding balances remained relatively constant.

Interest Expense. Interest expense decreased $762,000, or 24.3%, to $2.4 million for the six months ended June 30, 2012 compared to $3.1 million for the six months ended June 30, 2011. The average cost of interest bearing liabilities decreased 52 basis points to 1.31% for the six months ended June 30, 2012 from 1.83% when comparing the two time periods, primarily due to a decrease in the average cost of interest bearing deposits of 42 basis points and a decrease in the average cost of Federal Home Loan Bank of Indianapolis advances of 129 basis points.

Interest expense on certificates of deposit and IRA time deposits decreased $465,000, or 26.3%, to $1.3 million for the six months ended June 30, 2012 compared to $1.8 million for the same prior year period. Interest rates offered on certificates of deposit and IRA time deposits have decreased significantly compared to the rates on maturing certificates of deposit and IRA time deposits resulting in this decrease in interest expense. The average cost of certificates of deposit and IRA time deposits decreased 60 basis points to 1.84% for the six months ended June 30, 2012. Interest expense on money market and interest bearing checking accounts decreased $77,000, or 24.2%, to $241,000 for the six months ended June 30, 2012 compared to $318,000 for the same prior year period. The average cost of money market and interest bearing checking accounts decreased 21 basis points while average outstanding balances increased $9.4 million when comparing the two time periods. We have continued to offer competitive interest rates on money market and interest bearing checking accounts in order to attract these relatively low cost deposits to aid in funding our mortgage warehouse division.

Interest expense on Federal Home Loan Bank of Indianapolis advances decreased $148,000, or 18.9%, to $635,000 for the six months ended June 30, 2012 compared to $783,000 for the same prior year period. The average cost of these borrowings decreased 129 basis points for the six months ended June 30, 2012 to 2.18% compared to 3.47% for the same prior year period. This decline was primarily due to a number of fixed rate longer term advances that matured during 2011 and were replaced at a significantly lower cost of funding.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the six months ended June 30, 2012 and June 30, 2011. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Six Months Ended June 30,
	2012			2011
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Loans	$287,898	$8,108	5.63%	$241,540	$7,403	6.13%
Taxable securities	88,299	1,000	2.27%	96,481	1,287	2.67%
Tax exempt securities	37,405	695	3.72%	36,408	725	3.98%
Federal Home Loan Bank of
Indianapolis stock	3,817	55	2.88%	4,013	51	2.54%
Federal funds sold and other interest-earning deposits	7,376	15	0.41%	14,212	18	0.25%

Total interest earning assets	424,795	9,873	4.65%	392,654	9,484	4.83%
Non-interest earning assets	40,073			41,976

Total assets	$464,868			$434,630

Savings deposits	$52,447	14	0.05%	$48,117	25	0.10%
Money market and NOW accounts	103,050	241	0.47%	93,656	318	0.68%
CDs and IRAs	141,353	1,301	1.84%	144,772	1,766	2.44%

Total interest-bearing deposits	296,850	1,556	1.05%	286,545	2,109	1.47%
FHLB advances	58,160	635	2.18%	45,148	783	3.47%
Subordinated debentures	5,155	140	5.43%	5,155	139	5.39%
FDIC guaranteed unsecured borrowing	1,232	37	6.01%	4,931	101	4.10%
Short-term borrowings	315	2	1.27%	11	—	0.00%

Total interest-bearing liabilities	361,712	2,370	1.31%	341,790	3,132	1.83%

Non-interest bearing deposits	40,540			36,418
Other liabilities	5,861			5,110

Total liabilities	408,113			383,318
Shareholders’ equity	56,755			51,312

Total liabilities & shareholders’ equity	$464,868			$434,630

Net interest income		$7,503			$6,352

Net interest rate spread			3.34%			3.00%
Net interest margin			3.53%			3.24%

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

Provision for Loan Losses. We recognize a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $531,000 for the six months ended June 30, 2012 compared to $231,000 for the same prior year period. Net charge-offs for the six months ended June 30, 2012 and 2011 totaled $35,000 and $800,000, respectively. Net charge-offs of $677,000 for the six months ended June 30, 2011 were specifically reserved for in prior periods.

The increase in the provision amount was primarily due to the increase in outstanding loan balances as well as an increase in the specific reserve allocation which was offset by a decrease in the historical loss percentage. Total outstanding loan balances, not including the allowance for loan losses, increased $39.6 million to $308.4 million at June 30, 2012 compared to $268.8 million at June 30, 2011, primarily due to the increase in mortgage warehouse loans. The specific reserve allocation increased $980,000 at June 30, 2012 when compared to June 30, 2011. This increase was primarily attributable to the updated collateral values obtained in anticipation of a sheriff sale during the third quarter of 2012 related to one loan relationship secured primarily by land with close proximity to Lake Michigan that was originally intended for residential use. We have judgment liens on unencumbered property of the borrower in addition to the collateral securing these loans. Based on recent appraisals received on similar properties in the same development, management believes the collateral value of this unencumbered property will increase the overall collateral position of the loan so that the current quarter specific reserve allocation for this relationship may be lower in future periods. After June 30, 2012, the borrower filed Chapter 11 bankruptcy resulting in the cancelation of the sheriff sale and prolonging the period of time until the unencumbered property is awarded to The LaPorte Savings Bank. The increase in the specific reserve allocation was offset by a decrease in our historical loss percentages which are utilized to establish the minimum reserve ratios for our general pools. Our twelve month historical loss percentage decreased 92 basis points to 0.18% at June 30, 2012 compared to 1.10% at June 30, 2011. Our eighteen month historical loss percentage decreased 43 basis points to 0.31% at June 30, 2012 compared to 0.74% at June 30, 2011 The decrease in our historical loss percentage was primarily due to decreases in the historical loss percentage of our commercial real estate and commercial loan portfolios. The twelve and eighteen month historical loss rates of our commercial real estate portfolio decreased 188 and 84 basis points, respectively, when comparing June 30, 2012 to June 30, 2011. The twelve and eighteen month historical loss rates of our commercial loan portfolio decreased 189 and 126 basis points, respectively when comparing at June 30, 2012 to June 30, 2011. Given overall economic concerns, we rely on more recent loan loss experience ranging from twelve to eighteen months to establish the minimum reserve ratios for our general loan pools.

Noninterest Income. Noninterest income increased $418,000, or 48.4%, to $1.3 million for the six months ended June 30, 2012 compared to $863,000 for the same prior year period. Gains on mortgage banking activities increased $272,000 due to an increase in refinance activity when comparing the first six months of 2012 to 2011. Net gain on sales of securities increased $169,000 for the six months ended June 30, 2012 compared to the same prior year period. Other income increased $46,000 due to an increase in wire transfer fees resulting from the increased activity in the mortgage warehouse division. Service charge income decreased $46,000, or 17.4%, to $219,000 for the six months ended June 30, 2012 from $265,000 for the same prior year period. We continue to see a decrease in non-sufficient funds/overdraft fee income due to the regulations impacting our ability to charge for certain types of overdraft activity.

Noninterest Expense. Noninterest expense increased $204,000, or 3.7%, to $5.7 million for the six months ended June 30, 2012 compared to $5.5 million for the same prior year period, primarily due to an increase in salaries and wages of $269,000, or 9.1%. Payroll expenses increased $184,000, or 7.8%, for the six months ended June 30, 2012 compared to the same prior year period as a result of an increase in staffing to our commercial credit department, along with annual salary increases. During the third quarter of 2011, we implemented an equity incentive plan which resulted in an increase to compensation expense of $121,000 for the six months ended June 30, 2012 compared to the same prior year period. Data processing expenses increased $44,000, or 20.9%, for the six months ended June 30, 2012 primarily due to expenses related to a new disaster recovery plan we implemented in 2011. Other expenses increased $47,000, or 7.2%, primarily due to an increase in attorney fees and miscellaneous services expenses related to our investment subsidiary which was formed on October 1, 2011, along with the hiring of a temporary commercial loan consultant during the second quarter of 2012.

Partially offsetting these increases was a decrease in bank examination fees of $55,000, or 21.7%, attributable to a change in the estimated quote for bank examination services. The amortization of intangible assets decreased $55,000, or 48.3%, as the core deposit intangible asset recorded by us is amortized into expense on an accelerated basis and the customer intangible asset was fully amortized during the third quarter of 2011. FDIC insurance expense also decreased $54,000, or 24.6%, due to the change in the formula of the assessment and its impact on The LaPorte Savings Bank.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

Income Taxes. Income tax expense increased $361,000, or 192.0%, to $549,000 for the six months ended June 30, 2012 compared to $188,000 for the same prior year period, primarily due to an increase in income before taxes of $1.1 million, as well as an increase in the effective tax rate. The effective tax rate for the six months ended June 30, 2012 was 21.8% compared to 12.9% for the same prior year period. The effective tax rates fluctuate primarily based on the ratio of total income before tax attributable to tax exempt securities and life insurance income.

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

The Company’s liquid assets, defined as cash and due from financial institutions and the market value of unpledged securities available-for-sale, totaled $90.2 million at June 30, 2012 and constituted 18.86% of total assets at that date, compared to $106.5 million, or 22.31%, of total assets at December 31, 2011.

The Company also maintains lines of credit with the Federal Home Loan Bank. The total of these lines of credit were $74.9 million at June 30, 2012, of which $66.5 million in Federal Home Loan Bank advances were outstanding. The Company has additional securities and certain approved real estate loans available to pledge as collateral in order to increase our lines of credit with the Federal Home Loan Bank. At June 30, 2012, we had $82.6 million in unpledged securities available for sale. The Company actively utilizes its borrowing capacity with the Federal Home Loan Bank to manage liquidity and to provide a funding alternative to time deposits, if the Federal Home Loan Bank’s rates and terms are more favorable. The advances from the Federal Home Loan Bank can have maturities from overnight to multiple years. At June 30, 2012, $36.5 million of these advances were due within one year, and $30.0 million had maturities greater than a year.

The Company may also utilize the Federal Reserve discount window as a source of short-term funding. At June 30, 2012, the Company’s overnight borrowings with the Federal Reserve Bank discount window totaled $0. The Company’s borrowing capacity at the Federal Reserve Bank discount window is based on the collateral value of pledged securities. During the second quarter of 2010, the Federal Reserve announced the discount window would return to its original intent of being a “lender of last resort”. The collateral value of securities pledged to the Federal Reserve discount window at June 30, 2012 totaled $9.4 million.

During the second quarter of 2012, the Company was extended an accommodation from First Tennessee Bank National Association to borrow federal funds up to the amount of $15.0 million. This federal funds accommodation is not and shall not be a confirmed line or loan, and First Tennessee Bank National Association may cancel such accommodation at any time, in whole or in part, without cause or notice, in its sole discretion. At June 30, 2012, the Company’s borrowings from First Tennessee Bank National Association totaled $0.

Also during the second quarter of 2012, the Company signed a Federal Funds Line Agreement with Zions First National Bank to borrow federal funds up to the amount of $9.0 million. The credit limit amount is at the discretion of Zions First National Bank and may be modified at any time. At June 30, 2012, the Company’s borrowings from Zions First National Bank totaled $830,000.

Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios and minimum ratio requirements. Under these regulations, banks are required to maintain a total risk-based capital ratio of 8.0% of risk-weighted assets and a Tier 1 risk-based capital ratio (primarily total shareholders’ equity less intangible assets) of at least 4.0% of risk-weighted assets. The Bank had total and Tier 1 risk-based capital ratios of 14.8% and 13.6%, respectively, at June 30, 2012, and was “well-capitalized” under the regulatory guidelines.

In addition, regulators have adopted a minimum leverage ratio standard for Tier 1 capital to average assets. The minimum ratio for top-rated institutions may be as low as 3%. However, regulatory agencies have stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3% minimum. As of June 30, 2012, the Bank’s leverage ratio was 10.5%. Capital levels for the Bank remain above the established regulatory capital requirements.

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

At June 30, 2012, given a +3.00% or –1.00% shock in interest rates, our model results in the Bank’s net interest income for the next twelve months changing by $(61,000), or (0.38)%, and $(48,000), or (0.30)%, respectively. The Bank’s Interest Rate Risk Management (“IRRM”) Policy sets limits for changes in net interest income given a +3.00% or -1.00% shock in interest rates of (15.00)% and (5.00)%, respectively.

The Company measures its economic value of equity at risk on a quarterly basis. Economic value of equity at risk measures the Company’s exposure to changes in its economic value of equity due to changes in a forecast interest rate environment. At June 30, 2012, given a +3.00% or -1.00% shock in interest rates, our model results in the Bank’s economic value of equity at risk for the next twelve months changing by 0.87%, and (7.43)%, respectively. The Bank’s IRRM Policy sets limits for changes in the Bank’s economic value of equity at risk given a +3.00% or -1.00% shock in interest rates of (25.00)% and (15.00)%, respectively.

At June 30, 2012, the Bank was in compliance with its IRRM Policy limits regarding shocks in interest rates for changes in its net interest income and its economic value of equity.

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

As of June 30, 2012, there are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

As of June 30, 2012, there were no material changes to the “Risk Factors” disclosed in the Company’s Annual Report for the year ended December 31, 2011 on Form 10-K filed on March 27, 2012. However, the risks described in our 2011 Annual Report on Form 10-K are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. For a list of current risk factors of LaPorte Bancorp, Inc., a Maryland corporation (“New LaPorte”), please see New LaPorte’s Registration Statement on Form S-1, as amended filed under SEC file number 333-182106.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities: Not applicable

(b)	Use of Proceeds: Not applicable

(c)	Repurchase of Our Equity Securities: Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.01	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) the notes to the Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaPorte Bancorp, Inc.

August 14, 2012	/s/ Lee A. Brady
Date	Lee A. Brady
Chief Executive Officer

August 14, 2012	/s/ Michele M. Thompson
Date	Michele M. Thompson
President and Chief Financial Officer